Form 10-Q
period 1996-03-31
ATLAS AIR INC
filed 1996-05-15
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1996

[    ]    Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934


                     Commission File Number
                             0-25732


                         ATLAS AIR, INC.
     (Exact name of registrant as specified in its charter)



             Delaware                       84-1207329
(State of other jurisdiction of           (IRS Employer
incorporation or organization)          Identification No.)




            538 Commons Drive, Golden, Colorado 80401
    (Address of principal executive offices)      (Zip Code)


                         (303) 526-5050
      (Registrant's telephone number, including area code)



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   [ x ]   Yes         [   ]   No

As  of May 10, 1996 the Registrant had 22,330,229 shares of  $.01 par value Common Stock outstanding.

                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX





PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
                  March 31, 1996 and December 31, 1995

               Consolidated Statements of Operations-
                  Three Months Ended March 31, 1996 and 1995


               Consolidated Statements of Cash Flows-
                  Three Months Ended March 31, 1996 and 1995


               Notes to Consolidated Financial Statements


     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

                   Exhibit 27 - Financial Data Schedule

               Signatures



                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                            March 31,    December 31,
                                              1996          1995
                                           (Unaudited)

                           ASSETS
Current assets:
     Cash and cash equivalents                $64,960      $96,990
     Accounts receivable and other             33,154       18,594
          Total current assets                 98,114      115,584
Property and equipment:
     Flight equipment                         413,413      349,836
     Other                                      3,225        3,055
                                              416,638      352,891
     Less accumulated depreciation            (38,022)     (33,140)
          Net property and equipment          378,616      319,751
Other assets:
     Debt issuance costs                        8,599        8,607
     Deposits                                   3,424        3,381
                                               12,023       11,988
               Total assets                  $488,753     $447,323

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt        $20,897      $15,359
     Accounts payable and accrued              28,317       19,203
      expenses
          Total current liabilities            49,214       34,562
Notes payable                                 350,248      335,902
Deferred income tax payable                    11,562        8,144
Commitments and contingencies
Stockholders' equity (deficit):
     Preferred Stock, $1 par value;                --           --
      10,000,000 shares authorized;
      no shares issued
     Common Stock, $0.01 par value;
      50,000,000 shares authorized;
      19,902,000 and 19,600,000
      shares issued at March 31, 1996
      and December 31, 1995                       199          196
     Treasury Stock                              (209)          --
     Additional paid-in capital                69,608       66,591
     Retained earnings (deficit)                8,131        1,928
          Total stockholders' equity           77,729       68,715
               Total liabilities and         $488,753     $447,323
                stockholders' equity

                   See accompanying notes.



               ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
                           (Unaudited)

                                         First Quarter and
                                         Three Months Ended
                                              March 31,
                                          1996        1995
Revenues:
     Contract services                   $55,809     $27,549
     Scheduled services                      414       1,222
     Charters and other                    2,426         167
          Total operating revenues        58,649      28,938

Operating expenses:
     Flight crew salaries and benefits     4,987       2,945
     Other flight-related expenses         4,741       2,722
     Maintenance                          14,725       6,251
     Aircraft and engine rentals           5,896       6,410
     Fuel and ground handling              1,647       1,559
     Depreciation and amortization         4,882       2,315
     Other                                 6,361       3,195
          Total operating expenses        43,239      25,397
Operating income                          15,410       3,541
Other income (expense):
     Interest income                       1,146         121
     Interest expense                     (6,863)     (3,451)
                                          (5,717)     (3,330)
Income before income taxes                 9,693         211
(Provision) benefit for income taxes      (3,490)       (161)
Net income                                $6,203         $50

Net income per common share                $0.32       $0.00

Weighted average common and common
equivalent shares outstanding             19,686      15,000


                  See accompanying notes.



              ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (Unaudited)

                                               First Quarter and
                                               Three Months Ended
                                                     March 31,
                                                 1996        1995
Operating activities:
Net income                                     $6,203          $50
Adjustments to reconcile net income to
net cash provided
   by operating activities:
     Depreciation and amortization              4,882        2,315
     Amortization of debt issuance                331          135
      costs
     Interest financed                             --          232
     Change in deferred income tax              3,418           --
      payable
     Changes in operating assets and
      liabilities:
       Accounts receivable and other          (14,560)         (16)
       Deposits                                   (43)       3,254
       Accounts payable and accrued             9,114          245
        expenses

          Net cash provided by                  9,345        6,215
           operating activities

Investment activities:
Purchase of property and equipment            (63,747)     (24,088)
          Net cash (used) in investing        (63,747)     (24,088)
           activities

Financing activities:
Issuance of Common Stock                        3,020           --
Purchase of Treasury Stock                       (209)          --
Additional borrowings on notes payable         24,787       20,429
Principal payments on notes payable            (4,903)      (1,781)
Debt issuance costs                              (323)          --
Advances from affiliate, net                       --       (1,700)
          Net cash provided by                 22,372       16,948
           financing activities

Net (decrease) in cash                        (32,030)       (925)
Cash and cash equivalents at beginning         96,990       10,524
 of period
Cash and cash equivalents at end of           $64,960       $9,599
 period

                   See accompanying notes.



              ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 31, 1996 and the results of operations and cash flows for the period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1995 audited financial statements.

2.   Commitments and Contingencies

      In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft (the "Thai Aircraft") and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The Thai Aircraft will be converted into freighter configuration by The Boeing Company ("Boeing) and delivered to the Company for placement into service between the fourth quarter of 1996 and year-end 1997. The average cost of the six aircraft, including conversion costs, is expected to approximate $40 million. The Company has placed a nonrefundable deposit of $3 million with Thai Airways with respect to its acquisition of the Thai Aircraft. The Company has obtained financing from a single lender for approximately 80% of the total acquisition and conversion cost of the first Thai Aircraft, pursuant to which it initially borrowed approximately $21.2 million in the first quarter of 1996.

      In March 1996, the Company entered into an agreement with Federal Express Corporation ("Federal Express") to lease five 747-200 freighter aircraft (the "Federal Express Aircraft"), plus spare engines. The first Federal Express Aircraft was delivered to the Company in March 1996, and the remaining four Federal Express Aircraft will be delivered to the Company over a four-month period beginning in June 1996 and each will have a lease term ending in January 1998. The lease rate will be $450,000 per month per aircraft. In addition, the Company has agreed to purchase on or before October 1, 1996 a Boeing 747 simulator from Federal Express for a purchase price of $2.1 million. The Company is also negotiating the possible purchase of certain Boeing 747-200 spare parts from Federal Express.

      On September 21, 1993 and June 4, 1994, the FAA issued Airworthiness Directives requiring the inspection and replacement of certain engine components with which the Company must comply by December 1997 at an estimated aggregate cost of $1.1 million for all of the aircraft in the Company's fleet. In November 1994, the FAA issued Nacelle Strut Modification Service Bulletins which are expected to be converted into Airworthiness Directives. The Company's aircraft would have to be brought into compliance with such Airworthiness Directives within the next five years at an estimated cost of approximately $500,000 for each aircraft in its fleet. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Airworthiness Directives cannot currently be estimated, but could be substantial.

3.   Subsequent Events

      On March 28, 1996, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of offering 2,000,000 shares of its Common Stock and 1,000,000 shares of its Common Stock held by the Selling Stockholder, Michael A. Chowdry. The registration statement was amended on May 3 and May 6, 1996 for the purpose of updating the statement for events occurring through April 25, 1996. In addition, the number of shares offered was increased to 1,429,565 with respect to the Selling Stockholder.

      The offering was consummated on May 10, 1996 at an offering price of $45.75 per share, for aggregate net proceeds to the
Company of $99.8 million, including exercise in full of the underwriters' over-allotment option, and after deducting the aggregate underwriting discounts and the estimated expenses of the Offering. All net proceeds will be retained for working capital and other general corporate purposes including, but not limited to, the acquisition and conversion of aircraft. Prior to the use of the net proceeds of the Offering, such proceeds will be placed in interest-bearing bank accounts or invested in short-term United States government securities or other short-term investment grade securities. The Company will not receive any proceeds from the sale of shares of its Common Stock by the Selling Stockholder.

     In May 1996, the Company finalized discussions with a lender with respect to a $175 million revolving credit facility for the acquisition and conversion of flight equipment, including any or all of the remaining five Thai Aircraft. The facility will have a two-year revolving period with a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. On May 8, 1996, the Company closed upon and drew down its initial borrowing pursuant to the facility in an amount of approximately $21.4 million with respect to the purchase of the second Thai Aircraft and a related spare engine.

     The Company entered into an employment agreement with Mickey Foret dated as of April 19, 1996, pursuant to which Mr. Foret will begin his employment as president of the Company effective June 1, 1996. The agreement will expire on May 31, 1999. The employment agreement provides for a base annual salary of $400,000. In addition, Mr. Foret is entitled to receive signing bonuses of $750,000 and $2,115,639, payable on June 1, 1996 and January 1, 1997, respectively, as well as an annual bonus in the discretion of the Compensation Committee. The agreement provides that Mr. Foret be granted options on the commencement of his employment under the 1995 Stock Option Plan to purchase 300,000 shares of Common Stock at an exercise price of $41.75 per share, exercisable in five equal installments commencing one year following the date of grant and annually thereafter. In connection with Mr. Foret's relocation to the Denver area, the Company has agreed to extend to Mr. Foret, at his option, an interest bearing demand loan in the maximum amount of $750,000, and to purchase his home in Minneapolis for $1.1 million. The agreement is subject to termination by the Company with or without cause. If the agreement is terminated by the Company without cause, Mr. Foret is entitled to receive a termination payment equal to 24 months of his base compensation and all options granted to Mr. Foret under the 1995 Stock Option Plan vest on the date of his termination. If Mr. Foret were terminated without cause before January 1, 1997, he would be entitled to receive his January 1, 1997 signing bonus upon termination.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company, through its predecessors, began its operations on April 22, 1992 with one Boeing 747-200 High Gross Weight Aircraft in the service of China Airlines and expanded its operations to a second Boeing 747-200 High Gross Weight Aircraft in November 1992. These operations were undertaken on behalf of the Company by another carrier utilizing pilot crews, dispatch facilities, maintenance operations and other services provided by such carrier. As a result, the Company's operations prior to 1993 were primarily limited to aircraft leasing and start-up activities with normal operations commencing in early 1993. As such, the Company's revenues and expenses during that period are not indicative of the revenues and expenses which were incurred by the Company from 1993 through the first quarter of 1996 and which may be incurred in the future. Furthermore, the Company expensed its start-up costs in 1992. As a result, the Company does not believe that any comparison of the period prior to 1993 with later periods would be meaningful.

      The table below sets forth selected financial and operating data for the first quarter of 1996 and the four quarters of the years ended December 31, 1995 and 1994 (dollars in thousands).


                                     1996
                                     1st
                                   Quarter
Total operating revenues           $58,649
Operating expenses                  43,239
Operating income (loss)             15,410
Other income (expense)             (5,717)
Net income (loss)                    6,203
Block hours                         11,125
Average aircraft operated             10.8
Operating margin                     26.3%


                                                 1995
                            Cumu-       4th       3rd       2nd       1st
                            lative    Quarter   Quarter   Quarter   Quarter
Total operating revenues   $171,267   $56,142   $47,769   $38,418   $28,938
Operating expenses          128,593    39,982    34,844    28,370    25,397
Operating income (loss)      42,674    16,160    12,925    10,048     3,541
Other income (expense)     (16,435)   (4,014)   (4,805)   (4,287)   (3,330)
Net income (loss)            17,831     8,352     5,568     3,861        50
Block hours                  33,265    10,809     9,076     7,568     5,812
Average aircraft operated       7.7       9.4       8.2       6.9       6.1
Operating margin              24.9%     28.8%     27.1%     26.2%     12.2%

                                                 1994
                            Cumu-       4th       3rd       2nd       1st
                            lative    Quarter   Quarter   Quarter   Quarter
Total operating revenues   $102,979   $35,729   $34,271   $20,802  $12,177
Operating expenses           89,085    29,848    27,400    17,743   14,094
Operating income (loss)      13,894     5,881     6,871     3,059  (1,917)
Other income (expense)     (10,294)   (2,560)   (2,635)   (2,700)  (2,399)
Net income (loss)             3,586     3,321     4,235       346  (4,316)
Block hours                  19,049     6,619     6,226     3,789    2,415
Average aircraft operated       5.2         6       5.8         5      3.8
Operating margin              13.5%     16.5%     20.0%     14.7%  (15.7)%


Operating Revenues and Results of Operations

      Total operating revenues for the quarter ended March 31, 1996 increased to $58.6 million compared to $28.9 million for the same period in 1995, an increase of approximately 103%. The average number of aircraft in the Company's fleet during the first quarter of 1996 was 10.8 compared to 6.1 during the same period in 1995, excluding scheduled aircraft maintenance down-time. Total block hours for the first quarter of 1996 were 11,125 compared to 5,812 for the same period in 1995, an increase of approximately 91%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately 6% to $5,272 for the first quarter of 1996 compared to $4,979 for the year-earlier period, primarily as a result of an increase in higher-yielding charter operations. The Company's operating results improved from a $3.5 million operating profit for the first quarter of 1995 to an operating profit of $15.4 million for the first quarter of 1996. Net income of $0.1 million for the first quarter of 1995 improved to a net income of $6.2 million for the first quarter of 1996.

      Operating levels increased during the first quarter of 1996 as a result of placing in service four additional aircraft. In January 1996, the Company placed in service one aircraft upon completion of its cargo modification by Hong Kong Aircraft Engineering Company ("HAECO"). This aircraft is being leased by China Airlines under a long-term ACMI contract. The Company entered into similar contracts for one aircraft with each of Scandinavian Airlines System ("SAS") and Lufthansa. The aircraft to be utilized for these contracts were re-delivered to the Company upon completion of their modification by Boeing in March 1996. Finally, at the close of the first quarter, the Company took delivery of the first Federal Express Aircraft, which was subsequently placed into service during the second quarter with Swissair Cargo ("Swissair").

Operating expenses

      The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and selling, general and administrative expenses.

      Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Flight crew salaries and benefits increased to $5.0 million in the first quarter of 1996 compared to $2.9 million in the same period of 1995, due to increases in the number of aircraft in the Company's fleet and aircraft block hours. While actual expense increased by approximately 72% during the first quarter of 1996, on a block hour basis this expense declined to $448 per hour for the first quarter of 1996 from $507 per hour for the same period in 1995. This reduction of 12% was due to increased efficiency in staffing levels and scheduling resulting from the increased level of operations.

      Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747 aircraft, crew travel and meal expenses, initial and recurring crew training
costs   and  other  expenses  necessary  to  conduct  its  flight
operations.

      Other flight-related expenses increased to $4.7 million in the first quarter of 1996 compared to $2.7 million in 1995, or approximately 74%, due primarily to the larger fleet size. On a block hour basis, this expense declined by 9% to $426 per hour for the first quarter of 1996 compared to $468 per hour for the same period in 1995, due primarily to increased scheduling efficiencies and to reduced per-aircraft insurance costs .

      Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks and engine overhauls not otherwise covered by maintenance reserves, are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 the Company contracted with KLM for a significant part of its regular maintenance operations and support on a fixed cost per flight hour basis and in April 1995 with HAECO, another contract maintenance operator, at fixed rates to undertake conversions and/or D Checks on ten Boeing 747 aircraft over the next 24 months, in order to reduce its maintenance expense on a per aircraft basis in future periods.

      Maintenance expense increased to $14.7 million in the first quarter of 1996 from $6.3 million in the same period of 1995, or approximately 133%, as a direct result of the increase in the Company's average fleet size. On a block hour basis, maintenance expense increased by 23% during the first quarter of 1996, primarily due to parts support requirements associated with scheduled and unscheduled maintenance events. During the first quarter of 1996, the Company increased and geographically dispersed its spares inventory in order to mitigate the need to rely on higher cost sourcing for any unscheduled maintenance events.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $5.9 million in the first quarter of 1996 compared to $6.4 million in the same period of 1995, or a decrease of approximately 8%. While aircraft rentals were comparable for both quarters, engine rentals decreased due to the availability of spare engines purchased by the Company in the latter part of 1995.

      Because of the nature of the Company's ACMI contracts with its airline customers, under which the Company is responsible only for the ownership cost and maintenance of the aircraft and for supplying aircraft crews and insurance, the Company's airline customers bear all other operating expenses, including fuel and fuel servicing; marketing costs associated with obtaining cargo; airport cargo handling; landing fees; ground handling; aircraft push-back and de-icing services; and specific cargo and mail insurance. As a result, the Company incurs fuel and ground handling expenses only when it operates on its own behalf, either in scheduled services it occasionally provides between Hong Kong and the United States, for ad hoc charters or for ferry flights. Fuel expenses for the Company's non-ACMI contract services include both the direct cost of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI contract service include the costs associated with servicing the Company's aircraft at the various airports to which it operates as well as other direct flight related costs.

      Fuel and ground handling costs were $1.6 million for the first quarter of 1996, approximately remaining the same level as for the first quarter of 1995. The Company experienced a 25% decrease in scheduled service, charter and non-revenue hours flown. Fuel and ground handling costs did not decrease proportionately, however, due to higher fuel costs, variability in specific location costs with respect to ground handling and additional fixed costs associated with a larger aircraft fleet.

      Depreciation and amortization expense includes depreciation
on   aircraft,  spare  parts  and  ground  equipment,   and   the
amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $4.9 million in the first quarter of 1996 from $2.3 million in the same period of 1995, or approximately 113%. This increase reflects the increase in owned aircraft and engines for the first quarter of 1996 over the same period in 1995.

       Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs. Other operating costs increased to $6.4 million in the first quarter of 1996 from $3.2 million in the same period of 1995, or approximately 100%, reflecting the increase in the Company's operations. On a block hour basis, these expenses increased to $572 per hour in the first quarter of 1996 from $550 per hour in the same period of 1995, or 4%. This increase in costs was due to increases in operational management necessary to oversee the Company's increased business activity.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $1.1. million for the first quarter of 1996 from $0.1 million in the same period of 1995 due primarily to funds retained from the Initial Public Offering ("IPO") in August 1995. Interest expense increased to $6.9 million in the first quarter of 1996 from $3.5 million in the same period of 1995, or approximately 97%, resulting from the increase in financed flight equipment between these periods.

Income Taxes

     The provision for income taxes for the first quarter of 1996 of $3.5 million reflects a 36% effective tax rate. The Company has net operating loss carryforwards which will defer substantially all of this provision to future periods. Due to the nature of the Company's international operations, state and local income taxes are negligible.

Seasonality

      The cargo operations of the Company's airline customers are seasonal in nature, with peak activity occurring traditionally in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain of the Company's customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5%) of cargo flights with the Company, and are expected to continue to do so in the future. As a result, the Company's revenues typically decline in the first quarter of the year as its minimum contractual aircraft utilization level temporarily decreases. The company seeks to schedule, to the extent possible, its major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

Liquidity and Capital Resources

     At March 31, 1996, the Company had cash and cash equivalents of approximately $65.0 million and working capital of approximately $48.9 million. During the first quarter of 1996, cash and cash equivalents decreased $32.0 million, principally reflecting investments in flight equipment of $63.7 million and principal reductions of indebtedness of $4.9 million, partially offset by cash provided from operations of $9.3 million, proceeds from equipment financings of $24.8 million and Common Stock issuances of $3.0 million.

      The Company had previously contracted to purchase three Boeing 747-200 aircraft at an average cost of approximately $36 million each (including the cost of modifying the aircraft for long-haul cargo service), one of which was delivered to the Company in January 1996 and the other two of which were delivered to the Company during March 1996. The Company utilized the proceeds from an Equipment Notes offering consummated in November 1995, together with funds from the Company, to pay the purchase price, including modification cost, of these three aircraft.

      In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft (the "Thai Aircraft") and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The Thai Aircraft will be converted into freighter configuration by Boeing and delivered to the Company for placement into service between the fourth quarter of 1996 and year-end 1997. The average cost of the six aircraft, including conversion costs, is expected to approximate $40 million. The Company has placed a nonrefundable deposit of $3 million with Thai Airways with respect to its acquisition of the Thai Aircraft. As discussed below, the Company has obtained commitments for financing with respect to two of the Thai Aircraft.

      In March 1996, the Company entered into an agreement with Federal Express Corporation ("Federal Express") to lease five 747-200 freighter aircraft (the "Federal Express Aircraft"), plus spare engines. The first Federal Express Aircraft was delivered to the Company in March 1996, and the remaining four Federal Express Aircraft will be delivered to the Company over a four-
month period beginning in June 1996 and each will have a lease term ending in January 1998. The lease rate will be $450,000 per month per aircraft. In addition, the Company has agreed to purchase on or before October 1, 1996 a Boeing 747 simulator from Federal Express for a purchase price of $2.1 million. The Company is also negotiating the possible purchase of certain Boeing 747-200 spare parts from Federal Express. In addition, the Company is in preliminary discussions for the acquisition of additional aircraft.

       On March 28, 1996, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of offering 2,000,000 shares of its Common Stock and 1,000,000 shares of its Common Stock held by the Selling Stockholder, Michael A. Chowdry. The registration statement was amended on May 3 and May 6, 1996 for the purpose of updating the statement for events occurring through April 25, 1996. In addition, the number of shares offered was increased to 1,429,565 with respect to the Selling Stockholder.

      The offering was consummated on May 10, 1996 at an offering price of $45.75 per share, for aggregate net proceeds to the
Company of $99.8 million, including exercise in full of the underwriters' over-allotment option, and after deducting the aggregate underwriting discounts and the estimated expenses of the Offering. All net proceeds will be retained for working capital and other general corporate purposes including, but not limited to, the acquisition and conversion of aircraft. Prior to the use of the net proceeds of the Offering, such proceeds will be placed in interest-bearing bank accounts or invested in short-term United States government securities or other short-term investment grade securities. The Company will not receive any proceeds from the sale of shares of its Common Stock by the Selling Stockholder.

     Due to the contractual nature of the Company's business, the Company's management does not consider its operations to be highly working capital-intensive in nature. Because most of the non-ACMI costs normally associated with operations are borne by and directly paid for by the Company's customers, the Company does not incur significant costs in advance of the receipt of corresponding revenues. Moreover, ACMI costs, which are the responsibility of the Company, are generally incurred on a regular, periodic basis ranging from flight hours to months.
These costs are largely matched by revenue receipts, as the Company's contracts require regular payments from its customers, based upon current flight activity, generally every two to four weeks. As a result, while the Company may in the future seek to obtain a working capital facility, it currently has no such facility in place and does not foresee any operating necessity for a working capital facility.

      The Company has obtained financing from a single lender for approximately 80% of the total acquisition and conversion cost of the first Thai Aircraft, pursuant to which it initially borrowed approximately $21.2 million in the first quarter of 1996. In addition, in May 1996, the Company finalized discussions with a lender with respect to a $175 million revolving credit facility for the acquisition and conversion of flight equipment, including any or all of the remaining five Thai Aircraft. The facility will have a two-year revolving period with a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. On May 8, 1996, the Company closed upon and drew down its initial borrowing pursuant to the facility in an amount of approximately $21.4 million with respect to the purchase of the second Thai Aircraft and a related spare engine.

      The Company believes that the cash flow generated from its operations and the proceeds from the May 1996 public offering of its Common Stock, coupled with the availability of the above referenced revolving credit facility, will be sufficient to meet its normal ongoing liquidity needs for 1996, including the acquisition of the remaining Thai Aircraft.


                ATLAS AIR, INC. AND SUBSIDIARIES


                   PART II. OTHER INFORMATION



ITEM 6.                       EXHIBITS AND REPORTS ON FORM 8-K


a.                            Exhibits

                                   Exhibit 27 - Financial Data Schedule

b.                            Reports filed on Form 8-K

                                   None.


                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ATLAS AIR, INC.
                          (Registrant)




Date:  May 10, 1996          By: /s/ Richard H. Shuyler
                                 Richard H. Shuyler
                                 Senior Vice President - Finance
                                 Chief Financial Officer and
                                 Treasurer (Principal Accounting
                                 Officer)