Form 10-Q
period 1996-06-30
ATLAS AIR INC
filed 1996-08-14
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1996

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

                              [ x ]   Yes         [   ]   No

As  of  August 12, 1996 the Registrant had 22,440,229  shares  of
$.01 par value Common Stock outstanding.
                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
                 June 30, 1996 and December 31, 1995

               Consolidated Statements of Operations-
                 Quarter and Six Months Ended June 30, 1996
and 1995

               Consolidated Statements of Cash Flows-
                 Six Months Ended June 30, 1996 and 1995

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K
                 Exhibit 27 - Financial Data Schedule

               Signatures

                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                      June 30,      December 31,
                                        1996            1995
                                     (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents              $50,576         $96,990
  Short term investments                  98,803              --
  Accounts receivable and other           31,140          18,594
       Total current assets              180,519         115,584
Property and equipment:
  Flight equipment                       465,718         349,836
  Other                                    3,447           3,055
                                         469,165         352,891
  Less accumulated depreciation         (43,230)        (33,140)
       Net property and equipment        425,935         319,751
Other assets:
  Debt issuance costs                     13,525           8,607
  Deposits                                 3,561           3,381
                                          17,086          11,988
            Total assets                $623,540        $447,323

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt      $21,853         $15,359
  Accounts payable and accrued            24,848          19,203
   expenses
       Total current liabilities          46,701          34,562
Notes payable                            369,594         335,902
Deferred income tax payable               17,004           8,144
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value;              --              --
   10,000,000 shares authorized;
   no shares issued
  Common Stock, $0.01 par value;
   50,000,000 shares authorized;
   22,385,229 and 19,600,000 shares
   issued at June 30, 1996 and
   December 31, 1995, respectively           224             196
  Additional paid-in capital             172,208          66,591
  Retained earnings                       18,068           1,928
  Treasury Stock, at cost; 4,918
   shares at June 30, 1996                 (259)              --
       Total stockholders' equity        190,241          68,715
            Total liabilities and
             stockholders' equity       $623,540        $447,323

                    See accompanying notes.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
                           (Unaudited)


                        Quarter ended        Six Months Ended
                          June 30,               June 30,
                       1996       1995       1996        1995
Revenues:
 Contract services   $68,177    $37,818    $123,987     $65,367
 Scheduled services    2,159        600       2,573       1,822
 Charters and other    2,278         --       4,703         167
    Total operating
     revenues         72,614     38,418     131,263      67,356

Operating expenses:
 Flight crew
  salaries and
  benefits             5,879      3,349      10,866       6,294
 Other flight-
  related expenses     6,399      2,950      11,140       5,672
 Maintenance          17,654      8,436      32,380      14,687
 Aircraft and
  engine rentals       5,777      5,215      11,673      11,625
 Fuel and ground
  handling             3,556        699       5,203       2,258
 Depreciation and
  amortization         5,210      3,581      10,093       5,896
 Other                 5,472      4,140      11,831       7,335
    Total operating
     expenses         49,947     28,370      93,186      53,767
Operating income      22,667     10,048      38,077      13,589
Other income
(expense):
 Interest income       1,605        122       2,751         243
 Interest expense     (8,587)    (4,408)    (15,450)     (7,859)
                      (6,982)    (4,286)    (12,699)     (7,616)
Income before
 income taxes         15,685      5,762      25,378       5,973
(Provision) benefit
for income taxes      (5,648)    (1,901)     (9,138)     (2,062)
Net income           $10,037     $3,861     $16,240      $3,911

Net income per
 common share          $0.47      $0.26       $0.79       $0.26

Weighted average
 common and common
 equivalent shares
 outstanding          21,425     15,000      20,556      15,000


                See accompanying notes.
                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (Unaudited)

                                             Six Months Ended
                                                 June 30,
                                             1996        1995
Operating activities:
Net income                                  $16,240      $3,911
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization             10,093       5,896
   Amortization of debt issuance costs          894         189
   Interest financed                             --       1,229
   Change in deferred income tax payable      8,860       1,995
   Changes in operating assets and
    liabilities:
     Accounts receivable and other          (12,546)     (2,113)
     Deposits                                  (180)      1,225
     Accounts payable and accrued
      expenses                                5,645         317

         Net cash provided by operating
          activities                         29,006      12,649

Investment activities:
Purchase of property and equipment         (116,277)    (88,490)
Purchase of short term investments         (108,803)          --
Maturity of short term investments           10,000           --
         Net cash (used) in investing
          activities                       (215,080)    (88,490)

Financing activities:
Issuance of Common Stock                    105,645          --
Purchase of Treasury Stock                     (562)         --
Issuance of Treasury Stock                      203          --
Borrowings on notes payable                  50,396      81,693
Principal payments on notes payable         (10,210)     (3,752)
Debt issuance costs                          (5,812)       (500)
Advances from affiliate, net                     --      (1,700)
         Net cash provided by financing
          activities                        139,660      75,741

Net (decrease) in cash                      (46,414)       (100)
Cash and cash equivalents at beginning of
 period                                      96,990      10,524
Cash and cash equivalents at end of
 period                                     $50,576     $10,424

                    See accompanying notes.

                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of June 30, 1996 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1995 audited financial statements.

2.   Short Term Investments

     Proceeds from the Company's secondary public offering in May 1996 (see Note 4.), plus additional funds, were invested in various held-to-maturity securities, as defined in the Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost in the statement of financial position only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of June 30, 1996.

                                Gross       Gross      (Amorti-
                              Unrealized  Unrealized   zation)
                  Aggregate    Holding     Holding
 Security Type    Fair Value    Gains       Losses    Accretion

Certificates of
 Deposit           $4,974,500                $29,500        N/A
Commercial
 Paper             17,873,900                  5,464    $31,910
Medium Term
 Notes             30,329,590     11,656      10,342    (32,976)
U.S. Government
 Agencies          15,489,955      4,704       2,021      9,625
Corporate Notes    16,870,716                 14,785    (21,651)
Market Auction
 Preferreds         7,500,000        N/A         N/A        N/A
Corporate Bonds     4,981,250                 18,750        N/A
     Totals       $98,019,911    $16,360     $80,862   $(13,092)


3.   Commitments and Contingencies

      In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft (the "Thai Aircraft") and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The Thai Aircraft will be converted into freighter configuration by The Boeing Company ("Boeing") and delivered to the Company for placement into service between the fourth quarter of 1996 and year-end 1997. The average cost of the six aircraft, including conversion costs, is expected to approximate $40 million. The Company has placed a nonrefundable deposit of $3 million with Thai Airways with respect to its acquisition of the Thai Aircraft. The Company obtained financing from a single lender for approximately 80% of the total acquisition and conversion cost of the first Thai Aircraft, pursuant to which it initially borrowed approximately $21.2 million in the first quarter of 1996.

      In March 1996, the Company entered into an agreement with Federal Express Corporation ("Federal Express") to lease five 747-200 freighter aircraft (the "Federal Express Aircraft"), plus spare engines. The first Federal Express Aircraft was delivered to the Company in March 1996. The next two Federal Express Aircraft were delivered to the Company in June and July 1996, to be placed into service in July and August 1996, respectively. The remaining two Federal Express Aircraft will be delivered to the Company in the fourth quarter of 1996. The lease term ends in January 1998 for all five of the aircraft. The lease rate is $450,000 per month per aircraft. In addition, the Company has agreed to purchase on or before October 1, 1996 a Boeing 747 simulator from Federal Express for a purchase price of $2.1 million. The Company is also negotiating the possible purchase of certain Boeing 747-200 spare parts from Federal Express.

      In May 1996, the Company entered into a $175 million revolving credit facility provided by two lenders for the acquisition and conversion of flight equipment, including any or all of the remaining five Thai Aircraft. The facility will have a two-year revolving period with a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. The Company closed upon and drew down its initial borrowing pursuant to the facility in May 1996 in the amount of approximately $21.4 million with respect to the purchase of the second Thai Aircraft and a related spare engine.

     In June, the Company entered into an ACMI contract with Thai Airways for a three year term commencing in October 1996, with an annual option to extend the contract for an additional year. This contract also includes an option for Thai Airways to lease a second and a third aircraft, each for a three year term, commencing in February and July 1998, respectively.

       In September 1993 and June 1994, the FAA issued Airworthiness Directives requiring the inspection and replacement of certain engine components with which the Company must comply by December 1997 at an estimated aggregate cost of $1.1 million for all of the aircraft in the Company's fleet. In November 1994, the FAA issued Nacelle Strut Modification Service Bulletins which are expected to be converted into Airworthiness Directives. The Company's aircraft would have to be brought into compliance with such Airworthiness Directives within the next five years at an estimated cost of approximately $500,000 for each aircraft in its fleet. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Airworthiness Directives cannot currently be estimated, but could be substantial.

4.   Secondary Stock Offering

      In May 1996, the Company consummated the sale of 2,300,000 shares of its Common Stock and 1,643,999 shares of its Common Stock held by a selling stockholder, Michael A. Chowdry, at an offering price of $45.75 per share, for aggregate net proceeds to the Company of $99.8 million, including exercise in full of the underwriters' over-allotment option, and after deducting the aggregate underwriting discounts and the estimated expenses of the Offering. All net proceeds were retained for working capital and other general corporate purposes including, but not limited to, the acquisition and conversion of aircraft. The Company did not receive any proceeds from the sale of shares of its Common Stock by the Selling Stockholder.

5.   Subsequent Events

     In July 1996, the Company entered into an ACMI contract with
Fast Air Carrier S.A. ("Fast Air", a Chilean corporation) through
December  1997.   The Company performed short term  services  for
Fast Air during the second quarter of 1996.

      In July 1996, the Company entered into a three-year ACMI contract with Cargolux Airlines International S.A. ("Cargolux", a Luxembourg corporation), following its agreement to purchase from Cargolux a 747-200 freighter aircraft previously leased from Cargolux for a purchase price of approximately $30.3 million, including a spare engine. In August 1996, an additional $26.6 million was drawn down from the $175 million revolving credit facility for the purchase of this aircraft.

      In August 1996, the second Thai Aircraft was delivered to Boeing for conversion into freighter configuration, with an expected re-delivery date to the Company in the fourth quarter of 1996.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company, through its predecessors, began its operations in April 1992 with one Boeing 747-200 High Gross Weight Aircraft in the service of China Airlines and expanded its operations to a second Boeing 747-200 High Gross Weight Aircraft in November 1992. These operations were undertaken on behalf of the Company by another carrier utilizing pilot crews, dispatch facilities, maintenance operations and other services provided by such carrier. As a result, the Company's operations prior to 1993 were primarily limited to aircraft leasing and start-up activities with normal operations commencing in early 1993. As such, the Company's revenues and expenses during that period are not indicative of the revenues and expenses which were incurred by the Company from 1993 through the second quarter of 1996 and which may be incurred in the future. Furthermore, the Company expensed its start-up costs in 1992. As a result, the Company does not believe that any comparison of the period prior to 1993 with later periods would be meaningful.

      The table below sets forth selected financial and operating data for the first and second quarters of 1996 and the four quarters of the years ended December 31, 1995 and 1994 (dollars in thousands).

                                          1996
                                 Cumu-    2nd      1st
                                lative  Quarter  Quarter
Total operating revenues       $131,263  $72,614  $58,649
Operating expenses               93,186   49,947   43,239
Operating income (loss)          38,077   22,667   15,410
Other income (expense)          (12,699)  (6,982)  (5,717)
Net income                       16,240   10,037    6,203
Block hours                      25,198   14,073   11,125
Average aircraft operated          12.4     14.0     10.8
Operating margin                  29.0%    31.2%    26.3%

                                          1995
                                 Cumu-    2nd      1st
                                lative  Quarter  Quarter
Total operating revenues        $67,356  $38,418  $28,938
Operating expenses               53,767   28,370   25,397
Operating income (loss)          13,589   10,048    3,541
Other income (expense)           (7,616)  (4,286)  (3,330)
Net income                        3,911    3,861       50
Block hours                      13,380    7,568    5,812
Average aircraft operated           6.5      6.9      6.1
Operating margin                  20.2%    26.2%    12.2%

                                               1995
                           Cumu-      4th       3rd       2nd       1st
                          lative    Quarter   Quarter   Quarter   Quarter
Total operating
 revenues                 $171,267   $56,142  $47,769    $38,418   $28,938
Operating expenses         128,593    39,982   34,844    28,370     25,397
Operating income (loss)     42,674    16,160   12,925    10,048      3,541
Other income (expense)     (16,435)   (4,014)   (4,805)   (4,286)   (3,330)
Net income (loss)           17,831     8,352    5,568     3,861         50
Block hours                 33,265    10,809    9,076     7,568      5,812
Average aircraft
 operated                      7.7       9.4      8.2        6.9      6.1
Operating margin             24.9%     28.8%     27.1%     26.2%     12.2%
                                               1994
                           Cumu-      4th       3rd       2nd       1st
                          lative    Quarter   Quarter   Quarter   Quarter
Total operating
 revenues                 $102,979   $35,729   $34,271   $20,802   $12,177
Operating expenses          89,085    29,848    27,400    17,743    14,094
Operating income (loss)     13,894     5,881     6,871     3,059    (1,917)
Other income (expense)     (10,294)   (2,560)   (2,635)   (2,700)   (2,399)
Net income (loss)            3,586     3,321     4,235       346    (4,316)
Block hours                 19,049     6,619     6,226     3,789     2,415
Average aircraft
 operated                      5.2         6       5.8         5       3.8
Operating margin             13.5%     16.5%     20.0%     14.7%   (15.7)%

Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended June 30, 1996 increased to $72.6 million compared to $38.4 million for the same period in 1995, an increase of approximately 89%. The average number of aircraft in the Company's fleet during the second quarter of 1996 was 14.0 compared to 6.9 during the same period in 1995. Total block hours for the second quarter of 1996 were 14,073 compared to 7,568 for the same period in 1995, an increase of approximately 86%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately 2% to $5,160 for the second quarter of 1996 compared to $5,076 for the year-earlier period, primarily as a result of an increase in higher-yielding charter operations. The Company's operating results improved from a $10.0 million operating profit for the second quarter of 1995 to an operating profit of $22.7 million for the second quarter of 1996. This increase was a result of the doubling in size of the fleet, as compared to the second quarter of 1995. Net income of $3.9 million for the second quarter of 1995 improved to a net income of $10.0 million for the second quarter of 1996.

      Total operating revenues for the six months ended June 30, 1996 increased to $131.3 million compared to $67.4 million for the same period in 1995, an increase of approximately 95%. The average number of aircraft in the Company's fleet during the six months ended June 30, 1996 was 12.4 compared to 6.5 during the same period in 1995. Total block hours for the first six months of 1996 were 25,198 compared to 13,380 for the same period in 1995, an increase of approximately 88%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately 3% to $5,209 for the first half of 1996 compared to $5,034 for the year-earlier period, primarily as a result of an increase in higher-yielding charter operations. The Company's operating results improved from a $13.6 million operating profit for the first half of 1995 to an operating profit of $38.1 million for the first half of 1996. This increase was a result of the doubling in size of the fleet, as compared to the first half of 1995. Net income of $3.9 million for the first half of 1995 improved to a net income of $16.2 million for the first half of 1996.

Operating expenses

      The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and selling, general and administrative expenses.

      Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Flight crew salaries and benefits increased to $5.9 million in the second quarter of 1996 compared to $3.3 million in the same period of 1995, and to $10.9 million in the six months ended June 30, 1996 compared to $6.3 million in the six months ended June 30, 1995. These increases were relative to the increases in the Company's fleet size and aircraft block hours. While actual expense increased by approximately 76% during the second quarter of 1996, on a block hour basis this expense declined to $418 per hour for the second quarter of 1996 from $443 per hour for the same period in 1995. For the six months ended June 30, 1996, actual expense increased 73%, but on a block hour basis declined to $431 per hour from $470 per hour for the same period in 1995. These reductions of 6% and 8%, respectively, were due to increased efficiency in staffing levels and scheduling resulting from the increased level of operations.

      Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747 aircraft, crew travel and meal expenses, initial and recurring crew training
costs   and  other  expenses  necessary  to  conduct  its  flight
operations.

      Other flight-related expenses increased to $6.4 million in the second quarter of 1996 compared to $3.0 million in 1995, and to $11.1 million in the six months ended June 30, 1996 compared to $5.7 million in the six months ended June 30, 1995, or approximately 117% and 96%, respectively, due primarily to the larger fleet size. On a block hour basis, this expense increased by 17% to $455 per hour for the second quarter of 1996 compared to $390 per hour for the same period in 1995, and by 4% to $442 per hour for the six months ended June 30, 1996 compared to $424 per hour for the same period in 1995. The second quarter 1996 increase was due primarily to increased training and travel costs associated with additional staffing required for the Company's scheduled third and fourth quarter aircraft deliveries, partially offset by reduced per-aircraft insurance costs. The increase for the six months ended June 30, 1996 is significantly lower than the increase for the second quarter, as the Company's spending with respect to training and travel costs associated with first quarter aircraft deliveries was incurred in the fourth quarter of 1995.

      Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks and engine overhauls not otherwise covered by maintenance reserves, are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 the Company contracted with KLM for a significant part of its regular maintenance operations and support on a fixed cost per flight hour basis and in April 1995 with HAECO, another contract maintenance operator, at fixed rates to undertake conversions and/or D Checks on ten Boeing 747 aircraft through October 1997, in order to reduce its maintenance expense on a per aircraft basis in future periods.

     Maintenance expense increased to $17.7 million in the second quarter of 1996 from $8.4 million in the same period of 1995, and to $32.4 million in the six months ended June 30, 1996 from $14.7 million in the six months ended June 30, 1995, or approximately 109% and 120%, respectively, as a direct result of the increase in the Company's average fleet size. On a block hour basis, maintenance expense increased by 12% and 17%, respectively, primarily due to parts support requirements associated with scheduled and unscheduled maintenance events, and to induction costs related to the placement into service of the first of the 747-200 aircraft acquired by the Company from Federal Express.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $5.8 million in the second quarter of 1996 compared to $5.2 million in the same period of 1995, and $11.7 million in the six months ended June 30, 1996 compared to $11.6 million in the six months ended June 30, 1995, or an increase of approximately 11% and .4%, respectively. Aircraft rentals were lower for the second quarter of 1995 due to the interim return of one rental aircraft for most of the quarter, prior to its purchase from the lessor. Engine rentals were comparable for both quarters. The six month increase was negligible, as higher second quarter 1996 aircraft rentals were offset by lower first quarter 1996 engine rentals.

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

      Fuel and ground handling costs were $3.6 million in the second quarter of 1996 compared to $.7 million in the same period of 1995, and $5.2 million in the six months ended June 30, 1996 compared to $2.3 million in the same period of 1995. During the second quarter of 1996, the Company experienced a significant increase in scheduled service and charter hours flown in response to customer needs. Fuel and ground handling costs increased proportionately. The increase for the first half of 1996 was less as a result of lower scheduled service and charter hours in the first quarter of 1996 compared to the same period in 1995.

      Depreciation and amortization expense includes depreciation
on   aircraft,  spare  parts  and  ground  equipment,   and   the
amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $5.2 million in the second quarter of 1996 from $3.6 million in the same period of 1995, and $10.1 million in the six months ended June 30, 1996 from $5.9 million in the same period of 1995, or approximately 45% and 71%, respectively. This second quarter increase reflects the increase in owned aircraft and engines for the second quarter of 1996 over the same period in 1995, partially offset by a correction to the depreciable life of one of the Company's owned engines. The comparison for the first half of 1996 reflects the increase in fleet size, only slightly offset by the second quarter 1996 depreciation correction.

       Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs. Other operating costs increased to $5.5 million in the second quarter of 1996 from $4.1 million in the same period of 1995, and to $11.8 million in the six months ended June 30, 1996 from $7.3 million in the same period of 1995, or approximately 32% and 61%, respectively, reflecting the increase in the Company's operations. On a block hour basis, these expenses decreased to $389 per hour in the second quarter of 1996 from $547 per hour in the same period of 1995, and to $470 per hour in the six months ended June 30, 1996 from $548 per hour in the same period of 1995, or 29% and 14%, respectively. These decreases in costs on a block hour basis were due to establishing in 1995 the core management necessary to oversee the Company's future increase in business activity.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $1.6 million for the second quarter of 1996 from $0.1 million in the same period of 1995, and to $2.8 million for the six months ended June 30, 1996 from $.2 million in the same period of 1995, due primarily to funds received from the secondary public offering in May 1996, as well as from funds retained from the Initial Public Offering ("IPO") in August 1995. Interest expense increased to $8.6 million in the second quarter of 1996 from $4.4 million in the same period of 1995, and to $15.5 million in the six months ended June 30, 1996 from $7.9 million in the same period of 1995, or approximately 95% and 97%, respectively, resulting from the increase in financed flight equipment between these periods.

Income Taxes

      The provision for income taxes for the second quarter of 1996 of $5.6 million and for the six months ended June 30, 1996 of $9.1 million reflects a 36% effective tax rate. The Company has net operating loss carryforwards which will defer substantially all of this provision to future periods. Due to the nature of the Company's international operations, state and local income taxes are negligible.

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

Liquidity and Capital Resources

      At June 30, 1996, the Company had cash and cash equivalents of approximately $50.6 million, short-term investments of approximately $98.8 million and working capital of approximately $133.8 million. During the second quarter of 1996, the Company completed a secondary public offering of its Common Stock, with net proceeds to the Company of approximately $99.8 million. During the first six months of 1996, cash and cash equivalents decreased $46.4 million, principally reflecting investments in flight and other equipment of $116.3 million, the net purchase of $98.8 million of short-term investments, debt issuance costs of $5.8 million and principal reductions of indebtedness of $10.2 million, partially offset by cash provided from operations of $29.0 million, proceeds from equipment financings of $50.4 million and net Common Stock issuances of $105.3 million, including the $99.8 million received from the secondary public offering.

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

      In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft (the "Thai Aircraft") and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The Thai Aircraft will be converted into freighter configuration by Boeing and delivered to the Company for placement into service between the fourth quarter of 1996 and year-end 1997. The average cost of the six aircraft, including conversion costs, is expected to approximate $40 million. The Company has placed a nonrefundable deposit of $3 million with Thai Airways with respect to its acquisition of the Thai Aircraft. As discussed below, the Company has obtained commitments for financing with respect to some or all of the Thai Aircraft.

      In March 1996, the Company entered into an agreement with Federal Express Corporation ("Federal Express") to lease five 747-200 freighter aircraft (the "Federal Express Aircraft"), plus spare engines. The first Federal Express Aircraft was delivered to the Company in March 1996. The next two Federal Express Aircraft were delivered to the Company in June and July 1996, to be placed into service in July and August 1996, respectively. The remaining two Federal Express Aircraft will be delivered to the Company in the fourth quarter of 1996. The lease term ends in January 1998 for all five of the aircraft. The lease rate is $450,000 per month per aircraft. In addition, the Company has agreed to purchase on or before October 1, 1996 a Boeing 747 simulator from Federal Express for a purchase price of $2.1 million. The Company is also negotiating the possible purchase of certain Boeing 747-200 spare parts from Federal Express.

      In May 1996, the Company entered into an agreement with Cargolux Airlines International S.A. ("Cargolux") for the
purchase of one 747-200 freighter aircraft (the "Cargolux Aircraft") previously leased by the Company from Cargolux, for a purchase price of approximately $30.3 million, including a spare engine. The Cargolux Aircraft was delivered to the Company in August 1996 following the performance by Cargolux of maintenance required to induct the aircraft into the Company's fleet. The Company is also in preliminary discussions for the acquisition of additional aircraft.

      In May 1996, the Company consummated the sale of 2,300,000 shares of its Common Stock and 1,643,999 shares of its Common Stock held by a selling stockholder, Michael A. Chowdry, at an offering price of $45.75 per share, for aggregate net proceeds to the Company of $99.8 million, including exercise in full of the underwriters' over-allotment option, and after deducting the aggregate underwriting discounts and the estimated expenses of the Offering. All net proceeds were retained for working capital and other general corporate purposes including, but not limited to, the acquisition and conversion of aircraft. The Company did not receive any proceeds from the sale of shares of its Common Stock by the Selling Stockholder.

     Due to the contractual nature of the Company's business, the Company's management does not consider its operations to be highly working capital-intensive in nature. Because most of the non-ACMI costs normally associated with operations are borne by and directly paid for by the Company's customers, the Company does not incur significant costs in advance of the receipt of corresponding revenues. Moreover, ACMI costs, which are the responsibility of the Company, are generally incurred on a regular, periodic basis ranging from flight hours to months.
These costs are largely matched by revenue receipts, as the Company's contracts require regular payments from its customers, based upon current flight activity, generally every two to four weeks. As a result, the Company has not in the past had a requirement for a working capital facility. The Company is, however, in discussions with a lender for the possible provision of such a facility due to the continued growth of the Company's operations, although there can be no assurance that such a facility will be extended or in what amount, if any.

      The Company obtained financing from a single lender for approximately 80% of the total acquisition and conversion cost of the first Thai Aircraft, pursuant to which it initially borrowed approximately $21.2 million in the first quarter of 1996. In addition, in May 1996, the Company entered into a $175 million revolving credit facility provided by two lenders for the acquisition and conversion of flight equipment, including any or all of the remaining five Thai Aircraft. The facility will have a two-year revolving period with a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. The Company closed upon and drew down its initial borrowing pursuant to the facility in May 1996 in the amount of approximately $21.4 million with respect to the purchase of the second Thai Aircraft and a related spare engine. In August 1996, an additional $26.6 million was drawn down under the facility with respect to the purchase of the Cargolux Aircraft and an associated spare engine.

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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  August 13, 1996   By:  /s/ Richard H. Shuyler
                              Richard H. Shuyler
                              Senior Vice President - Finance
                              Chief Financial Officer and
                              Treasurer (Principal Accounting
                              Officer)