Form 10-Q
period 1996-09-30
ATLAS AIR INC
filed 1996-11-14
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended September 30, 1996

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




            538 Commons Drive, Golden, Colorado 80401
       (Address of principal executive offices)(Zip Code)


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

                                   [ x ]   Yes         [   ]   No

As  of  November 8, 1996 the Registrant had 22,450,229 shares  of
$.01 par value Common Stock outstanding.
                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
                  September 30, 1996 and December 31, 1995
               Consolidated Statements of Operations-
                  Quarter and Nine Months Ended
                  September 30, 1996 and 1995
               Consolidated Statements of Cash Flows-
                  Nine Months Ended September 30, 1996 and 1995
               Notes to Consolidated Financial Statements
     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               Exhibit 27 - Financial Data Schecule

               Signatures
                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)
                                      September      December
                                         30,            31,
                                        1996           1995
                                     (Unaudited)
                            ASSETS
Current assets:
     Cash and cash equivalents           $20,179        $96,990
     Short-term investments              112,641             --
     Accounts receivable and other        35,510         18,594
          Total current assets           168,330        115,584
Property and equipment:
     Flight equipment                    548,109        349,836
     Other                                 3,675          3,055
                                         551,784        352,891
     Less accumulated depreciation      (49,888)       (33,140)
          Net property and equipment     501,896        319,751
Other assets:
     Debt issuance costs                  13,005          8,607
     Deposits                              2,752          3,381
                                          15,757         11,988
               Total assets             $685,983       $447,323

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt     $22,296        $15,359
   Accounts payable and accrued exp.      35,608         19,203
   Income tax payable                      5,515             --
          Total current liabilities       63,419         34,562
Notes payable                            407,576        335,902
Deferred income tax payable               15,994          8,144
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value;              --             --
    10,000,000 shares authorized;
    no shares issued
  Common Stock, $0.01 par value;
    50,000,000 shares authorized;
    22,450,229 and 19,600,000 shares
    issued at September 30,1996 and
    December 31, 1995, respectively          224            196
  Additional paid-in capital             172,841         66,591
  Retained earnings                       26,185          1,928
  Treasury Stock, at cost; 5,737
    shares at September 30, 1996           (256)             --
      Total stockholders' equity         198,994         68,715
        Total liabilities and
         stockholders' equity           $685,983       $447,323

                    See accompanying notes.
                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
                           (Unaudited)


                         Quarter ended        Nine Months Ended
                         September 30,        September 30,
                        1996        1995       1996       1995
Revenues:
 Contract services     $75,101    $45,611    $199,087   $110,978
 Scheduled services      2,145        897       4,719      1,064
 Charters and other      2,435      1,261       7,138      3,083
   Total operating
    revenues            79,681     47,769     210,944    115,125

Operating expenses:
 Flight crew salaries
  and benefits           6,105      3,930      16,971     10,224
 Other flight-related
  expenses               7,553      3,533      19,522      9,205
 Maintenance            21,758     11,851      54,138     26,538
 Aircraft and engine
  rentals                7,072      5,008      18,745     16,633
 Fuel and ground
  handling               3,389      1,444       7,637      3,702
 Depreciation and
  amortization           6,658      4,618      16,751     10,515
 Other                   7,100      4,460      19,057     11,794
   Total operating
    expenses            59,635     34,844     152,821     88,611
Operating income        20,046     12,925      58,123     26,514
Other income
(expense):
 Interest income         2,228        603       4,979        846
 Interest expense       (9,435)    (5,408)    (24,885)   (13,267)
                        (7,207)    (4,805)    (19,906)   (12,421)
Income before income
taxes                   12,839      8,120      38,217     14,093
Provision for income
taxes                   (4,638)    (2,552)    (13,775)    (4,614)
Net income              $8,201     $5,568     $24,442     $9,479

Net income per common
share                    $0.37      $0.32       $1.15      $0.60

Weighted average
 common and common
 equivalent shares
 outstanding            22,430     17,530      21,185     15,843

                    See accompanying notes.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (Unaudited)


                                            Nine Months Ended
                                              September 30,
                                           1996          1995
Operating activities:
Net income                                $24,442        $9,479
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization           16,751        10,515
   Amortization of debt issuance costs      1,581           332
   Change in deferred income tax
    payable                                 7,850         4,260
   Changes in operating assets and
    liabilities:
     Accounts receivable and other        (16,916)       (8,224)
     Deposits                                 629         1,180
     Accounts payable and accrued
      expenses                             16,405         7,851
     Income tax payable                     5,515            --

      Net cash provided by operating
       activities                          56,257        25,393

Investment activities:
Purchase of property and equipment       (198,896)     (100,559)
Purchase of short term investments       (189,083)           --
Maturity of short term investments         76,442            --
Advances of notes receivable                   --          (550)
  Net cash used in investing activities  (311,537)     (101,109)

Financing activities:
Issuance of Common Stock                  106,278        66,637
Purchase of Treasury Stock                   (776)           --
Issuance of Treasury Stock                    335            --
Borrowings on notes payable                94,165        82,605
Principal payments on notes payable       (15,554)       (5,126)
Debt issuance costs                        (5,979)           --
Advances from affiliate, net                   --        (1,663)
  Net cash provided by financing
   activities                             178,469       142,453

Net (decrease) increase in cash           (76,811)       66,737
Cash and cash equivalents at beginning
 of period                                 96,990        10,524
Cash and cash equivalents at end of
 period                                   $20,179       $77,261

                    See accompanying notes.
                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 30, 1996 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1995 audited financial statements.

2.   Short-Term Investments

      Proceeds from a secondary public offering of the Company's Common Stock in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in the Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost in the statement of financial position only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of September 30, 1996:

                                 Gross      Gross      (Amorti-
                  Aggregate    Unrealized Unrealized   zation)
 Security Type    Fair Value    Holding    Holding    Accretion
                                 Gains      Losses

Commercial Paper   $7,965,000                 $2,341  $(102,658)
Medium Term
 Notes             45,282,364     $33,075        944    114,042
U.S.Government
 Agencies          17,493,609       8,017     12,704    (19,971)
Corporate Notes    19,348,678       4,349      3,680     83,818
Market Auction
 Preferreds        10,500,000         N/A        N/A        N/A
Corporate Bonds    10,297,800                 66,909      2,141
     Totals      $110,887,451     $45,441    $86,578    $77,372

In addition, there was $1.7 million of accrued interest on Short-
Term Investments at September 30, 1996. Interest earned on these investments and maturities of these investments are reinvested in similar securities.

3.   Commitments and Contingencies

     In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft (the "Thai Aircraft") and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The Thai Aircraft will be converted into freighter configuration by The Boeing Company ("Boeing") and delivered to the Company for placement into service between the end of the third quarter of 1996 and year-end 1997. The first of these aircraft was placed into service by the Company at the end of September 1996. The average cost of the six aircraft, including conversion costs, is expected to be in the range of $40 million to $45 million. The Company has placed a nonrefundable deposit of $3 million with Thai Airways with respect to its acquisition of the Thai Aircraft. The Company obtained financing from a single lender for approximately 80% of the total acquisition and conversion cost of the first Thai Aircraft, pursuant to which it borrowed approximately $21.2 million in the first quarter of 1996 and $11.6 million at the end of the third quarter of 1996, upon re-delivery of the aircraft from Boeing. In August and September 1996, the second and third Thai Aircraft were delivered to Boeing for conversion into freighter configuration, with expected re-delivery dates to the Company in the fourth quarter of 1996 and the first quarter of 1997, respectively.

     In March 1996, the Company entered into an agreement with Federal Express Corporation ("Federal Express") to lease five 747-200 freighter aircraft (the "Federal Express Aircraft"), plus spare engines. The first four Federal Express Aircraft were delivered to the Company between March and September 1996. The remaining Federal Express Aircraft is scheduled to be delivered to the Company in the first quarter of 1997, as a result of the deferral of its originally scheduled delivery from 1996 at the request of Federal Express due to the destruction of one of its other aircraft. The lease term ends in January 1998 for all five of the aircraft. The lease rate is $450,000 per month per aircraft. In addition, the Company had agreed to purchase on or before October 1, 1996 a Boeing 747 simulator from Federal Express for a purchase price of $2.1 million. At the request of Federal Express, this agreement was amended to extend the purchase date to January 2, 1997. The Company is also negotiating the possible purchase of certain Boeing 747-200 spare parts from Federal Express.

      In May 1996, the Company entered into a $175 million revolving credit facility provided by two lenders for the acquisition and conversion of flight equipment, including any or all of the remaining five Thai Aircraft. The facility has a two-year revolving period with a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. The Company closed upon and drew down its initial borrowing pursuant to the facility in May 1996 in the amount of approximately $21.4 million with respect to the purchase of the second Thai Aircraft and a related spare engine. In August 1996, the Company drew down an additional $4.9 million as a downpayment of modification costs related to this aircraft.

     In June 1996, the Company entered into a ten year engine maintenance agreement with General Electric Company ("GE") for the maintenance of up to 15 aircraft powered by CF6-50E2 engines. The agreement commenced in the third quarter with the testing of several engines for acceptance into the GE program. Effective in the year 2000, the Company has an option to add not less than 40 engines to the program.

     In June 1996, the Company entered into an ACMI contract with Thai Airways for a three year term commencing in October 1996, with an annual option to extend the contract for an additional year. This contract also includes an option for Thai Airways to lease a second and a third aircraft, each for a three year term, commencing in February and July 1998, respectively.

     In July 1996, the Company entered into a long-term ACMI contract with Fast Air Carrier S.A. ("Fast Air", a Chilean corporation), subsequent to the performance of short-term services for Fast Air during the second quarter of 1996.

     In July 1996, the Company entered into a long-term ACMI contract with Cargolux Airlines International S.A. ("Cargolux", a Luxembourg corporation), following its agreement to purchase from Cargolux a 747-200 freighter aircraft previously leased from Cargolux for a purchase price of approximately $31.7 million, including a spare engine. In August 1996, an additional $26.6 million was drawn down from the $175 million revolving credit facility for the purchase of this aircraft and engine.

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

4.   Subsequent Events

     In October and mid-November 1996, the Company drew down an additional $23.5 million and $20.6 million, respectively, from the $175 million revolving credit facility to finance the acquisition of the third and fourth Thai Aircraft and a spare engine. Working capital funds were used to make the down payment to Boeing in October for the modification costs related to the third Thai Aircraft. The downpayment to Boeing for the modification costs related to the fourth Thai Aircraft is not payable until the first quarter of 1997.

     In October 1996, the Company entered into two five-year ACMI contracts with China Airlines Ltd. commencing in 1997, one of which is a replacement contract for a contract expiring in January 1997.

     In November 1996, the Company renewed its ACMI contract with Varig Brazilian Airlines for an additional one-year term, subject to periodic review.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company, through its predecessors, began its operations in April 1992 with one Boeing 747-200 High Gross Weight Aircraft in the service of China Airlines and expanded its operations to a second Boeing 747-200 High Gross Weight Aircraft in November 1992. These operations were undertaken on behalf of the Company by another carrier utilizing pilot crews, dispatch facilities, maintenance operations and other services provided by such carrier. As a result, the Company's operations prior to 1993 were primarily limited to aircraft leasing and start-up activities with normal operations commencing in early 1993. As such, the Company's revenues and expenses during that period are not indicative of the revenues and expenses which were incurred by the Company from 1993 through the third quarter of 1996 and which may be incurred in the future. Furthermore, the Company expensed its start-up costs in 1992. As a result, the Company does not believe that any comparison of the period prior to 1993 with later periods would be meaningful.

     The table below sets forth selected financial and operating data for the first, second and third quarters of 1996 and the four quarters of the years ended December 31, 1995 and 1994 (dollars in thousands).
                                             1996
                               Cumu-     3rd      2nd       1st
                              lative   Quarter  Quarter   Quarter
Total operating revenues     $210,944   $79,681  $72,614   $58,649
Operating expenses            152,821    59,635   49,947    43,239
Operating income (loss)        58,123    20,046   22,667    15,410
Other income (expense)        (19,906)  (7,207)  (6,982)   (5,717)
Net income                     24,442     8,201   10,037     6,203
Block hours                    40,642    15,444   14,073    11,125
Average aircraft operated        13.4      15.4     14.0      10.8
Operating margin                 27.6%    25.2%    31.2%     26.3%

                                             1995
                               Cumu-     3rd      2nd       1st
                              lative   Quarter  Quarter   Quarter
Total operating revenues     $115,125   $47,769  $38,418   $28,938
Operating expenses             88,611    34,844   28,370    25,397
Operating income (loss)        26,514    12,925   10,048     3,541
Other income (expense)        (12,421)  (4,805)  (4,286)   (3,330)
Net income                      9,479     5,568    3,861        50
Block hours                    22,456     9,076    7,568     5,812
Average aircraft operated         7.1       8.2      6.9       6.1
Operating margin                 23.0%    27.1%    26.2%     12.2%

                                               1995
                           Cumu-      4th       3rd       2nd       1st
                          lative    Quarter   Quarter   Quarter   Quarter
Total operating
 revenues                 $171,267   $56,142  $47,769    $38,418   $28,938
Operating expenses         128,593    39,982   34,844    28,370     25,397
Operating income (loss)     42,674    16,160   12,925    10,048      3,541
Other income (expense)    (16,435)   (4,014)   (4,805)   (4,286)   (3,330)
Net income (loss)           17,831     8,352    5,568     3,861         50
Block hours                 33,265    10,809    9,076     7,568      5,812
Average aircraft
 operated                      7.7       9.4      8.2        6.9       6.1
Operating margin             24.9%     28.8%     27.1%     26.2%     12.2%

                                               1994
                           Cumu-      4th       3rd       2nd       1st
                          lative    Quarter   Quarter   Quarter   Quarter
Total operating
 revenues                 $102,979   $35,729   $34,271   $20,802   $12,177
Operating expenses          89,085    29,848    27,400    17,743    14,094
Operating income (loss)     13,894     5,881     6,871     3,059   (1,917)
Other income (expense)    (10,294)   (2,560)   (2,635)   (2,700)   (2,399)
Net income (loss)            3,586     3,321     4,235       346   (4,316)
Block hours                 19,049     6,619     6,226     3,789     2,415
Average aircraft
 operated                      5.2         6       5.8         5       3.8
Operating margin             13.5%     16.5%     20.0%     14.7%   (15.7)%


Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended September 30, 1996 increased to $79.7 million compared to $47.8 million for the same period in 1995, an increase of approximately 67%. The average number of aircraft in the Company's fleet during the third quarter of 1996 was 15.4 compared to 8.2 during the same period in 1995. Total block hours for the third quarter of 1996 were 15,444 compared to 9,076 for the same period in 1995, an increase of approximately 70%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour decreased by approximately 2% to $5,159 for the third quarter of 1996 compared to $5,263 for the year-earlier period, primarily as a result of a decrease in higher-yielding charter operations. The Company's operating results improved from a $12.9 million operating profit for the third quarter of 1995 to an operating profit of $20.0 million for the third quarter of 1996. This increase was a result of the near doubling in the size of the Company's fleet, as compared to the third quarter of 1995, somewhat offset by higher maintenance costs in the third quarter of 1996. Net income of $5.6 million for the third quarter of 1995 improved to a net income of $8.2 million for the third quarter of 1996.

     Total operating revenues for the nine months ended September 30, 1996 increased to $210.9 million compared to $115.1 million for the same period in 1995, an increase of approximately 83%. The average number of aircraft in the Company's fleet during the nine months ended September 30, 1996 was 13.4 compared to 7.1 during the same period in 1995. Total block hours for the first nine months of 1996 were 40,642 compared to 22,456 for the same period in 1995, an increase of approximately 81%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately 1% to $5,190 for the first nine months of 1996 compared to $5,127 for the year-earlier period, principally reflecting the mix of charter versus contract operations. The Company's operating results improved from a $26.5 million operating profit for the first nine months of 1995 to an operating profit of $58.1 million for the first nine months of 1996. This increase was a result of the near doubling in size of the fleet, as compared to the first nine months of 1995. Net income of $9.5 million for the first nine months of 1995 improved to a net income of $24.4 million for the first nine months of 1996.

Operating expenses

      The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and selling, general and administrative expenses.

      Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Flight crew salaries and benefits increased to $6.1 million in the third quarter of 1996 compared to $3.9 million in the same period of 1995, and to $17.0 million in the nine months ended September 30, 1996 compared to $10.2 million in the nine months ended September 30, 1995. These increases were proportional to the increases in the Company's fleet size and aircraft block hours, partially offset by operating efficiencies. While actual expense increased by approximately 55% during the third quarter of 1996, on a block hour basis this expense declined to $395 per hour for the third quarter of 1996 from $433 per hour for the same period in 1995. For the nine months ended September 30, 1996, actual expense increased 66%, but on a block hour basis declined to $418 per hour from $455 per hour for the same period in 1995. These reductions of 9% and 8%, respectively, were due to increased efficiency in staffing levels and scheduling resulting from the increased level of operations.

      Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747 aircraft, crew travel and meal expenses, initial and recurring crew training
costs   and  other  expenses  necessary  to  conduct  its  flight
operations.

      Other flight-related expenses increased to $7.6 million in the third quarter of 1996 compared to $3.5 million in 1995, and to $19.5 million in the nine months ended September 30, 1996 compared to $9.2 million in the nine months ended September 30, 1995, or approximately 114% and 112%, respectively, due primarily to the larger fleet size. On a block hour basis, this expense increased by 26% to $489 per hour for the third quarter of 1996 compared to $389 per hour for the same period in 1995, and by 17% to $480 per hour for the nine months ended September 30, 1996 compared to $410 per hour for the same period in 1995. The third quarter 1996 increase was due primarily to increased training and travel costs associated with additional staffing required for the Company's aircraft deliveries, and to extraordinary crew positioning expenses related to both the introduction of certain aircraft into the Company's fleet and to maintenance events associated with those aircraft, partially offset by reduced per-aircraft insurance costs. The increase for the nine months ended September 30, 1996 is significantly lower than the increase for the third quarter of 1996, as the Company's spending with respect to training and travel costs associated with the first quarter of 1996 aircraft deliveries was incurred in the fourth quarter of 1995. In addition, the extraordinary crew positioning expenses experienced in the 1996 third quarter were absent from the first six months of 1996.

      Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks and engine overhauls not otherwise covered by maintenance reserves, are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 the Company contracted with KLM for a significant part of its regular maintenance operations and support on a fixed cost per flight hour basis and in April 1995 with HAECO, another contract maintenance operator, at fixed rates to undertake conversions and/or D Checks on ten Boeing 747 aircraft through October 1997, in order to reduce its maintenance expense on a per aircraft basis in future periods. In June 1996, the Company contracted with General Electric Company on a fixed cost per flight hour basis for maintenance of CF6-50E2 engines for up to 15 aircraft over ten years.

      Maintenance expense increased to $21.8 million in the third quarter of 1996 from $11.9 million in the same period of 1995, and to $54.1 million in the nine months ended September 30, 1996 from $26.5 million in the nine months ended September 30, 1995, or approximately 84% and 104%, respectively, primarily as a result of the increase in the Company's average fleet size, including certain extraordinary costs associated with upgrading the maintenance condition of certain aircraft acquired by the Company from Federal Express. On a block hour basis, maintenance expense increased by 8% and 13%, respectively, primarily due to parts support requirements associated with scheduled and unscheduled maintenance events, and due to the induction costs incurred in the third quarter of 1996 related to the placement into service of the aircraft acquired from Federal Express.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $7.1 million in the third quarter of 1996 compared to $5.0 million in the same period of 1995, and $18.7 million in the nine months ended September 30, 1996 compared to $16.6 million in the nine months ended September 30, 1995, or increases of approximately 41% and 13%, respectively. Aircraft rentals were higher for the third quarter of 1996 due to the phase-in of the leases with respect to three aircraft from Federal Express, in addition to the one placed in service in the second quarter of 1996. Engine rentals were comparable for both quarters. The nine-month increase was smaller, as higher second and third quarter 1996 aircraft rentals were somewhat offset by lower first quarter 1996 engine rentals.

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

      Fuel and ground handling costs were $3.4 million in the third quarter of 1996 compared to $1.4 million in the same period of 1995, and $7.6 million in the nine months ended September 30, 1996 compared to $3.7 million in the same period of 1995. During the third quarter of 1996, the Company experienced a significant increase in scheduled service and charter hours flown in response to customer needs. Fuel and ground handling costs increased proportionately. The increase for the first nine months of 1996 was less as a result of lower scheduled service and charter hours in the first quarter of 1996 compared to the same period in 1995.

      Depreciation and amortization expense includes depreciation
on   aircraft,  spare  parts  and  ground  equipment,   and   the
amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $6.7 million in the third quarter of 1996 from $4.6 million in the same period of 1995, and $16.8 million in the nine months ended September 30, 1996 from $10.5 million in the same period of 1995, or approximately 44% and 59%, respectively. This third quarter increase reflects the increase in owned aircraft and engines for the third quarter of 1996 over the same period in 1995. The comparison for the first nine months of 1996 reflects the timing of the increase in fleet size within each year, only slightly offset by a second quarter 1996 depreciation correction.

       Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs. Other operating costs increased to $7.1 million in the third quarter of 1996 from $4.5 million in the same period of 1995, and to $19.1 million in the nine months ended September 30, 1996 from $11.8 million in the same period of 1995, or approximately 59% and 62%, respectively, reflecting the increase in the Company's operations. On a block hour basis, these expenses decreased to $460 per hour in the third quarter of 1996 from $491 per hour in the same period of 1995, and to $469 per hour in the nine months ended September 30, 1996 from $525 per hour in the same period of 1995, or 6% and 11%, respectively. These decreases in costs on a block hour basis were due to establishing in 1995 the core management necessary to oversee the Company's future increase in business activity.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $2.2 million for the third quarter of 1996 from $0.6 million in the same period of 1995, and to $5.0 million for the nine months ended September 30, 1996 from $.8 million in the same period of 1995, due primarily to funds received from the secondary public offering in May 1996, as well as from funds retained from the Initial Public Offering ("IPO") in August 1995. Interest expense increased to $9.4 million in the third quarter of 1996 from $5.4 million in the same period of 1995, and to $24.9 million in the nine months ended September 30, 1996 from $13.3 million in the same period of 1995, or approximately 74% and 88%, respectively, resulting from the increase in financed flight equipment between these periods.

Income Taxes

     The provision for income taxes for the third quarter of 1996 of $4.6 million and for the nine months ended September 30, 1996 of $13.8 million reflects a 36% effective tax rate. The Company has net operating loss carryforwards which will defer approximately $8.3 million of this provision to future periods. Due to the nature of the Company's international operations, state and local income taxes are negligible.

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

Liquidity and Capital Resources

      At September 30, 1996, the Company had cash and cash equivalents of approximately $20.2 million, short-term investments of approximately $112.6 million and working capital of approximately $104.9 million. During the first nine months of 1996, cash and cash equivalents decreased $76.8 million, principally reflecting investments in flight and other equipment of $198.9 million, the net purchase of $112.6 million of short-term investments, debt issuance costs of $6.0 million and principal reductions of indebtedness of $15.6 million, partially offset by cash provided from operations of $56.3 million, proceeds from equipment financings of $94.2 million and net Common Stock issuances of $105.8 million, including the $99.8 million received from a secondary public offering of the Company's Common Stock in the second quarter of 1996.

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

      In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft (the "Thai Aircraft") and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The Thai Aircraft will be converted into freighter configuration by Boeing and delivered to the Company for placement into service between the end of the third quarter of 1996 and year-end 1997. The first of these aircraft was placed into service in the Company's operations at the end of September 1996. The average cost of the six aircraft, including conversion costs, is expected to approximate $40 million to $45 million. The Company has placed a nonrefundable deposit of $3 million with Thai Airways with respect to its acquisition of the Thai Aircraft. As discussed below, the Company has obtained commitments for financing with respect to some or all of the Thai Aircraft.

      In March 1996, the Company entered into an agreement with Federal Express Corporation ("Federal Express") to lease five 747-200 freighter aircraft (the "Federal Express Aircraft"), plus
spare  engines.   The  first four Federal Express  Aircraft  were
delivered  to the Company between March and September 1996.   The
remaining Federal Express Aircraft is scheduled to be delivered to the Company in the first quarter of 1997, as a result of the deferral of its originally scheduled delivery from 1996 at the request of Federal Express due to the destruction of one of its other aircraft. The lease term ends in January 1998 for all five
of  the  aircraft.   The  lease rate is $450,000  per  month  per
aircraft. In addition, the Company had agreed to purchase on or before October 1, 1996 a Boeing 747 simulator from Federal Express for a purchase price of $2.1 million. At the request of Federal Express, this agreement was amended to extend the
purchase  date  to  January  2,  1997.   The  Company   is   also
negotiating the possible purchase of certain Boeing 747-200 spare parts from Federal Express.

      In May 1996, the Company entered into an agreement with Cargolux Airlines International S.A. ("Cargolux") for the
purchase of one 747-200 freighter aircraft (the "Cargolux Aircraft") previously leased by the Company from Cargolux, for a purchase price of approximately $31.7 million, including a spare engine. The Cargolux Aircraft was delivered to the Company in August 1996 following the performance by Cargolux of maintenance required to induct the aircraft into the Company's fleet. The Company is also in preliminary discussions for the acquisition of additional aircraft.

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

     Due to the contractual nature of the Company's business, the Company's management does not consider its operations to be highly working capital-intensive in nature. Because most of the non-ACMI costs normally associated with operations are borne by and directly paid for by the Company's customers, the Company does not incur significant costs in advance of the receipt of corresponding revenues. Moreover, ACMI costs, which are the responsibility of the Company, are generally incurred on a regular, periodic basis ranging from flight hours to months.
These costs are largely matched by revenue receipts, as the Company's contracts require regular payments from its customers, based upon current flight activity, generally every two to four weeks. As a result, the Company has not in the past had a requirement for a working capital facility. The Company has, however, in light of the continued growth of its operations, reached preliminary agreement with a lender for the provision of a $25 million working capital facility, subject to final documentation, although there can be no assurance that such a facility will ultimately be extended.

      The Company obtained financing from a single lender for approximately 80% of the total acquisition and conversion cost of the first Thai Aircraft, pursuant to which it initially borrowed approximately $21.2 million in the first quarter of 1996. In addition, in May 1996, the Company entered into a $175 million revolving credit facility provided by two lenders for the acquisition and conversion of flight equipment, including any or all of the remaining five Thai Aircraft. The facility has a two-year revolving period with a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. The Company closed upon and drew down its initial borrowing pursuant to the facility in May 1996 in the amount of approximately $21.4 million with respect to the purchase of the second Thai Aircraft and a related spare engine. In August 1996, an additional $31.5 million was drawn down under the facility with respect to the purchase of the Cargolux Aircraft, an associated spare engine, and the downpayment of modification costs related to the second Thai Aircraft. The Company has made subsequent drawings upon the Facility in the aggregate amount of $44.1 million through mid-November 1996 with respect to the Thai Aircraft and associated spare engines.

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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  November 13, 1996 By:  /s/ Richard H. Shuyler
                         Richard H. Shuyler
                         Senior Vice President - Finance
                         Chief Financial Officer and
                         Treasurer (Principal Accounting
                         Officer)