Form 10-K405
period 1996-12-31
ATLAS AIR INC
filed 1997-03-31
CIK 941552

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      COMMISSION FILE NO. 0-25732
                             ---------------------

                                ATLAS AIR, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      84-1207329
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

     538 COMMONS DRIVE, GOLDEN, COLORADO                           80401
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 526-5050

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par
                              value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 14, 1997 was $526,177,000 (based on the average bid and asked price of $23 7/16 as reported on the Nasdaq National Market).

                      DOCUMENTS INCORPORATED BY REFERENCE

            DESCRIPTION OF DOCUMENT                     PART OF THE FORM 10-K
            -----------------------                     ---------------------
Portions of the Definitive Proxy Statement to be  Part III (Item 10 through Item 13)
  used in connection with the registrant's 1997
  Annual Meeting of Stockholders.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Atlas Air, Inc. (the "Company") is a cargo carrier which provides, through its all Boeing 747 aircraft fleet, reliable airport-to-airport air transportation services throughout the world to major international airlines consisting of China Airlines Ltd. ("China Airlines"), KLM Royal Dutch Airlines ("KLM"), Lufthansa Cargo AG ("Lufthansa"), British Airways World Cargo ("British Airways"), Scandinavian Airlines System ("SAS"), Varig Brazilian Airlines ("Varig"), Emirates Airline ("Emirates"), Thai Airways International Public Company Limited ("Thai Airways"), Cargolux Airlines International, S.A. ("Cargolux"), Fast Air Carrier, S.A. ("Fast Air"), and Lineas Aereas Suramericanas, S.A. ("LAS") under fixed-rate, long-term contracts. The Company is able to provide efficient, cost-effective service to its customers primarily as a result of its productive and flexible work force, the outsourcing of a significant part of its regular maintenance work on a fixed-cost basis and the advantageous cost economies realized in the operation of its fleet comprised solely of Boeing 747 aircraft which are configured for service in long-haul cargo markets.

     The Company's contractual arrangements with its customers, which accounted for 96% of the Company's operating revenues in 1996, typically provide for its customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of one to five years, subject to certain termination provisions. These contracts typically require that the Company supply aircraft, crew, maintenance and insurance and that its customers bear all other operating expenses, including fuel and fuel servicing; marketing costs associated with obtaining cargo; airport cargo handling; landing fees; ground handling, aircraft push-back and de-icing services; and specific cargo and mail insurance. The Company's customers are also responsible under these contracts for utilizing the cargo capacity of each of the contracted aircraft. These contracts, therefore, minimize for the Company the load factor and yield risk traditionally associated with the air cargo business. The Company also occasionally provides its own ad hoc charter or scheduled air cargo service.

     The Company's utilization of High Gross Weight Aircraft (i.e. aircraft with a maximum take-off weight ("MTOW") of not less than 800,000 pounds) provides significant cost and marketing advantages because these aircraft, relative to most other cargo aircraft that are commercially available, have higher maximum payload and cubic capacities, and longer range. Additionally, the uniformity of the Company's Boeing 747 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas. Partially as a result of the Company's high level of standardization, KLM has agreed to provide on a long-term basis a significant part of the regular maintenance of the aircraft and GE engines in the Company's fleet at a fixed cost per flight hour, rather than on a more traditional straight payment basis for actual labor time incurred and part costs. In addition, the Company has contracted with General Electric Company ("GE") on a long-term basis for maintenance support of certain GE engines acquired in 1996 as well as for future GE engine acquisitions. These agreements require payment for certain introductory costs based on time since most recent shop visit and/or the modification status of each engine, which will vary on an engine by engine basis. See "Item 2. Properties -- Aircraft" and "Maintenance."

     The primary focus of most of the Company's customers' business is on the transportation of passengers, not cargo. Nevertheless, most passenger airlines have air cargo customers that require quick and dependable air cargo lift between hubs serviced by such airlines. To the extent that airlines have the cargo capacity on any of their flights, which are generally scheduled for the convenience of passengers rather than for the needs of air cargo customers, air cargo service can be provided by them to meet such demand. However, there is a trend in the passenger-airline business toward replacing Boeing 747 passenger aircraft and Boeing 747 combination passenger and cargo aircraft ("Combi Aircraft") with smaller, more efficient twin-engine aircraft. The Company's customers have therefore found that they must outsource additional cargo capacity, or add other resources and expand their fleet of aircraft to service their air cargo customers in order to avoid losing that portion of their business. The Company believes that it provides a cost-effective solution to this problem.

INDUSTRY BACKGROUND

     While the air cargo industry is highly competitive, the Company believes that current industry trends are favorable to the continued growth of its business. The world air cargo market grew by approximately 10% in 1995 as measured in revenue ton kilometers ("RTKs") and has grown at an average rate of more than 9.0% per year from 1985 to 1995 as measured in RTKs, according to the 1996/1997 World Air Cargo Forecast, a report published annually by Boeing (the "Boeing Report").* The Boeing Report forecasts continued growth in the world air cargo market at an average annual rate of approximately 6.7% through 2015, with international air cargo market growth significantly outpacing U.S. domestic growth. The Company believes this growth has been fueled, in part, by economic growth, the relaxation of international trade barriers (as indicated by the passage of the NAFTA and GATT treaties), reductions in the price of shipping by air, manufacturers' search for low-cost labor in developing countries, and the increasingly time-sensitive nature of product-delivery schedules due to shorter product life-cycles and "just-in-time" inventory management.

     In addition to growth in the global air cargo market, the Company expects to benefit from growth in the export-driven economies of the countries in the Pacific Rim where the Company has focused a significant amount of its flight operations. According to the Boeing Report, eastbound and westbound freight volumes (cargo volumes excluding mail) between Asia and the U.S. grew by an average of 8.2% and 13.2% per year, respectively, between 1985 and 1995, while air cargo volumes between Europe and Asia grew by an average 8.0% per year between 1985 and 1995.

     The Company also expects to benefit from its focus on increasing its share of air cargo volumes currently transported by non-U.S. airlines which were responsible for over 68% of the 110.1 billion RTKs of world air cargo traffic in 1995, according to the Boeing Report.

STRATEGY

     The Company provides airport to airport cargo services throughout the world to major international airlines pursuant to contractual arrangements with its customers in which the Company provides the aircraft, crew, maintenance and insurance ("ACMI"). The Company's business strategy is to grow its business profitably by (i) securing long-term ACMI contracts with new customers, and expanding its long-term ACMI relationships with its existing customers by continuing to provide a dependable, efficient and less costly outsourcing alternative to major international airlines; (ii) maintaining its own costs at the lowest practicable level and, where feasible, locking in its costs at predictable levels, such as through the outsourcing of a significant part of its regular aircraft maintenance at a fixed cost per flight hour; and (iii) in most cases, differentiating itself from other air cargo carriers by not directly or indirectly competing with its customers by offering its services to freight forwarders or shippers with whom its customers deal. By focusing on expanding its ACMI contracts, the Company can obtain assured minimum annual revenues and more predictable profit margins and minimize the load factor and yield risk traditionally associated with the air cargo business.

     The Company presently provides air cargo services to the high-growth Asia and Pacific Rim markets from the United States and Europe and believes that, with the necessary underlying U.S. operating authorities, landing slots and expertise already established, it is well positioned to take advantage of the continued relaxation of international trade barriers and the expected market growth. Competition for access to certain areas such as Japan, Hong Kong, South America and Eastern Europe has traditionally been fierce. Management believes that, as a U.S. certificated carrier, the Company maintains a distinct competitive advantage over air cargo carriers from foreign nations because of the demand for access to the United States market by foreign certificated carriers, which tends to facilitate reciprocity in access to landing slots and route authority for U.S. carriers. See "Competition."

     In order to meet the expected increase in demand for its services, the Company continuously searches the market for additional High Gross Weight Aircraft that may become available. In that regard, it entered into

---------------

* The information in the Boeing Report was compiled from many sources. Data represented in such report should be considered estimates based on Boeing analyses.

an agreement with Langdon Asset Management, Inc. in January 1996 to acquire six 747-200 passenger aircraft, plus spare engines (the "Thai Aircraft") from Thai Airways. The Thai Aircraft are being converted to High Gross Weight freighter configuration and are being delivered to the Company over a period which began in the fourth quarter of 1996 and extends through the fourth quarter of 1997.

     In addition, the Company entered into an agreement with Federal Express Corporation ("Federal Express") in March 1996 to lease five 747-200 High Gross Weight Aircraft, plus spare engines (the "Federal Express Aircraft") four of which were delivered to the Company between March and September 1996. The remaining Federal Express Aircraft will be delivered to the Company at the beginning of the second quarter of 1997. Each aircraft has a lease term ending in January 1998 and the Company expects to secure replacement aircraft in the event that the lease term for some or all of the Federal Express Aircraft is not extended beyond such date.

     At the end of 1996, the Company acquired a 747-200 passenger aircraft currently under lease to Philippine Airlines, Inc. ("PAL"). Upon lease termination, the Company intends to modify this aircraft to cargo configuration as part of its fleet expansion plans. See "Item 2. Properties -- Aircraft."

     The Company has been successful in securing new customers, or additional arrangements with existing customers upon delivery dates of aircraft into the fleet, or soon thereafter. However, from time to time, the Company accepts delivery of aircraft that have not been committed to a particular ACMI contract. These aircraft have been utilized as replacement aircraft during scheduled and unscheduled maintenance, as well as for ad hoc charter arrangements, particularly since the third quarter of 1996 as the Company began phasing out of its fleet its spare 747-100 maintenance aircraft. Although the Company intends to have new ACMI contracts in place upon delivery of the remaining aircraft, there can be no assurance that such arrangements will have been made.

ACMI CONTRACTS

     The Company's contractual arrangements with its customers, which accounted for 96% of the Company's operating revenues in 1996, typically provide for its customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of one to five years, subject to certain termination provisions. These contracts typically require that the Company supply aircraft, crew, maintenance and insurance and that its customers bear all other operating expenses, including fuel and fuel servicing; marketing costs associated with obtaining cargo; airport cargo handling; landing fees; ground handling, aircraft push-back and de-icing services; and specific cargo and mail insurance. These contracts, therefore, minimize for the Company the load factor and yield risk traditionally associated with the air cargo business. The ACMI contracts typically require minimum air freight capacity to be provided to its customers by the Company. All of the Company's revenues, and virtually all of its costs, are in U.S. dollars, thus avoiding currency risks normally associated with doing business primarily overseas.

     The Company is currently operating under fifteen ACMI contracts: four with China Airlines, two with Fast Air, one each with KLM, Lufthansa, SAS, British Airways, Cargolux, Thai Airways, Varig, Emirates and LAS. In most cases, one aircraft is dedicated under each contract. China Airlines, KLM and Lufthansa accounted for approximately 34%, 12% and 11%, of the Company's total revenues, respectively, for the year ended December 31, 1996.

     The Company's ACMI contracts typically allow the Company's customers to cancel a maximum of 5% of the guaranteed hours of aircraft utilization over the course of a year. The Company's customers most often exercise such cancellation options early in the first quarter or late in the fourth quarter of the year, when the demand for air cargo capacity has been historically low. The Company has found that such cancellations provide a timely opportunity for the scheduling of maintenance on its aircraft, to the extent possible. See "Maintenance." Certain of the Company's ACMI contracts (which accounted for approximately 12% of its revenues in 1996) are terminable upon six months' notice by the customer and certain of such contracts permit the customer to terminate in the event its relevant route authority is revoked. The Company believes that its relationships with its customers are mutually satisfactory, as evidenced by the fact it has renewed eight

ACMI contracts and added five ACMI contracts with its existing customers, although there can be no assurance that such contracts will not be canceled in accordance with their terms.

     All of the ACMI contracts provide that each of the Company's aircraft is deemed to be at all times under the exclusive operating control, possession and direction of the Company and that, in order to service the route designated by the contract, the Company obtain the underlying authority from the governments having jurisdiction over the route. See "Governmental Regulation." Additionally, if the Company is required to use the customer's "call sign" in identifying itself throughout its route, the customer must also have obtained underlying authority from the governments having jurisdiction over the route. Therefore, the Company's route structure is limited to areas in which it can gain access from the relevant governments.

OTHER FLIGHT OPERATIONS

     To the extent the Company has available excess aircraft capacity at any time, it will seek to obtain ad hoc charter service contracts, which the Company believes are generally readily available.

SALES AND MARKETING

     From its offices in Colorado, New York, Miami and Luxembourg, the Company services its air cargo customers and solicits ACMI contract business. The Company's efforts to obtain new ACMI contract business focus principally on international airlines with established air cargo customers, high operating costs and hub and spoke systems which gather cargo at a particular location and who have the need for long-distance capacity to move such cargo to another distribution point. On occasion, the Company may utilize independent cargo brokers to obtain new ACMI contracts. The Company markets its services by guaranteeing its customers a reliable, low-cost dedicated High Gross Weight Aircraft with the capacity to ensure the efficient linkage of such customers' distribution points without the customers' having to purchase and maintain additional aircraft, schedule additional flights and add other resources.

MAINTENANCE

     Due to the average age of the Company's aircraft, it is likely that they will require greater maintenance than newer aircraft. See "Aircraft." Aircraft maintenance includes, among other things, routine daily maintenance, maintenance every six weeks (an "A Check"), significant maintenance work every 18 months (a "C Check") and a major maintenance event (a "D Check") every five years or 25,000 flight hours, whichever comes later if the aircraft is over the age of 18 years, or every 6 years or 25,000 flight hours whichever comes later for aircraft under the age of 18 years, with a maximum interval in either case of nine years. The Company attempts to schedule major maintenance on its aircraft in the first quarter of the calendar year when the demand for air cargo capacity has historically been low, taking advantage of cancellations of flights by the Company's customers that generally occur most frequently during these periods.

     Pursuant to a maintenance contract with KLM (the "Maintenance Contract") in effect until January 2005, a significant part of the regular maintenance (principally C Checks and engine overhauls, excluding D Checks) of certain of the Company's aircraft and their GE engines is undertaken by KLM, primarily at its headquarters located at Schiphol International Airport in Amsterdam, The Netherlands. KLM supplies engineering and diagnostic testing for each aircraft and their respective components in compliance with FAA and other applicable regulations. The Maintenance Contract provides that KLM will perform repairs and maintenance on the Company's aircraft on the same basis and order of priority as repairs to its own fleet. Such service is provided to the Company at a cost, for which a large part is a fixed rate per flight hour, subject to a 3.5% annual escalation factor for the first five years. Pratt & Whitney ("P&W") engines are serviced elsewhere, each at a cost based upon the actual labor time and the parts necessary for such service.

     Under the terms of the Maintenance Contract, in the event that the Company wishes to maintain more than ten of its aircraft under such contract, the terms of the contract are subject to adjustment by KLM. Ten of the Company's aircraft are currently subject to the Maintenance Contract. Federal Express provides certain scheduled maintenance on the Federal Express Aircraft. In June 1996, the Company entered into a ten year engine maintenance agreement with GE for the engine maintenance of up to 15 aircraft powered by

CF6-50E2 engines at a fixed rate per flight hour, subject to an annual formula increase. The agreement commenced in the third quarter of 1996 with the acceptance of engines associated with aircraft acquired in the third and fourth quarter of 1996. Effective in the year 2000, the Company has an option to add not less than 40 engines to the program.

     Routine, daily maintenance, consisting of the inspection and minor repair, if necessary, of an aircraft and its components, and A Checks are conducted by various parties subcontracted by the Company at the airports in which it operates based upon actual labor time and the parts necessary for such service. The Company has an agreement with a contract-maintenance operator, Hong Kong Aircraft Engineering Company ("HAECO") pursuant to which HAECO has agreed to convert and/or undertake D Checks on ten Boeing 747 aircraft through September 1997 at fixed rates, with the Company guaranteeing a minimum number of man hours. Pursuant to this contract, the Company has the right to release, at a minimum of six months in advance, the contract hours back to HAECO for use by other HAECO customers. During 1996 and for the first eight months of 1997, the Company exercised its right to release the contract hours back to HAECO and believes that it thereby has fulfilled its commitment under this contract. In addition, the Company has an agreement, subject to acceptable rates, terms and conditions with Alitalia to utilize, or find other parties to utilize, an amount of Alitalia's maintenance services with an aggregate cost of $25 million over a five-year period ending in June 2000. The Company also has a fixed cost per landing contract with the B.F. Goodrich Co. ("BF Goodrich") to perform maintenance on its brakes and for the replacement of tires. The Company believes that fixed-cost contracts such as these, provide the most efficient means of ensuring the continued service of its aircraft fleet and the most reliable way in which to predict its maintenance costs; however, the Company believes it is more cost effective for routine line maintenance and A Checks to be performed on a time and labor basis due to the frequency of such maintenance.

GOVERNMENTAL REGULATION

     Under the Aviation Act, the Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority over the Company. DOT's jurisdiction extends primarily to economic issues related to the air transportation industry, including, among other things, air carrier certification and fitness, insurance, certain leasing arrangements, the authorization of proposed scheduled and charter operations, tariffs, consumer protection, unfair methods of competition, unjust discrimination and deceptive practices. The FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing/training and maintenance standards.

     To provide air cargo transportation services under long-term contracts with major international airlines, the Company relies primarily on its worldwide charter authority. The Company requires separate DOT and FAA authorization for each long-term arrangement.

     In order to engage in its air transportation business, the Company is required to maintain a Certificate of Public Convenience and Necessity (a "CPCN") from DOT. Prior to issuing a CPCN, DOT examines a company's managerial competence, financial resources and plans and compliance disposition in order to determine whether a carrier is fit, willing and able to engage in the transportation services it has proposed to undertake, and whether a carrier conforms with the Aviation Act requiring that the transportation services proposed are consistent with the public convenience and necessity. Among other things, a company holding a CPCN must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a State, territory or possession thereof; that its chief executive officer and at least two-thirds of its Board of Directors and other managing officers be United States citizens; that not more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals; and that it not otherwise be subject to foreign control. The DOT may impose conditions or restrictions on such a CPCN.

     DOT has issued the Company a CPCN to engage in interstate and overseas air transportation of property and mail, and a CPCN to engage in foreign air transportation of property and mail between the United States and Taiwan. Both CPCNs are subject to standard terms, conditions and limitations. By virtue of holding those CPCNs, the Company also possesses worldwide charter authority. It also holds limited-term DOT exemption authority to engage in scheduled air transportation of property and mail between certain points in the U.S. and Hong Kong.

     International air services are generally governed by a network of bilateral civil air transport agreements in which rights are exchanged between governments, which then select and designate air carriers authorized to exercise such rights. Insofar as scheduled service is involved, bilateral agreements may specify the city-pair markets that may be served; may restrict the number of carriers that may be designated; may provide for prior approval by one or both governments of the prices the carriers may charge; may limit frequencies or the amount of capacity to be offered in the market; and, in various other ways, may impose limitations on the operations of air carriers. The provisions of bilateral agreements pertaining to charter services vary considerably from country to country. Some agreements, such as that between the United States and Brazil, limit the number of charter flights that carriers of each country may operate. The Company is subject to various international bilateral air services agreements between the United States and the countries to which the Company provides service. The Company also operates on behalf of foreign flag air carriers between various foreign points without serving the United States. These services are subject to the bilateral agreements of the respective governments. Furthermore, these services require FAA approval but not DOT approval. The Company must obtain permission from the applicable foreign governments to provide service to foreign points.

     The Company has obtained an operating certificate issued by the FAA pursuant to Part 121 of the Federal Aviation Regulations. The FAA has jurisdiction over the regulation of flight operations generally, including the licensing of pilots and maintenance personnel; the establishment of minimum standards for training and retraining; maintenance of technical standards for flight; communications and ground equipment; security programs; and other matters affecting air safety. In addition, the FAA mandates certain recordkeeping procedures. The Company must obtain and maintain FAA certificates of airworthiness for all of its aircraft. The Company's aircraft, flight personnel and flight and emergency procedures are subject to periodic inspections and tests by the FAA. All air carriers are subject to the strict scrutiny of FAA officials to ensure proper compliance with FAA regulations.

     The DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended and recodified, and under the Airport Noise and Capacity Act of 1990 (the "ANCA"), to monitor and regulate aircraft engine noise. Under the ANCA, the Company's aircraft fleet must comply with Stage III Standards by specified deadlines. Of the Existing Fleet, one aircraft must be modified to maintain Stage III Standards prior to December 31, 1999, at an estimated cost of $100,000.

     Under the FAA's Airworthiness Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and may be required to undertake structural modifications to address the problem of corrosion and structural fatigue. For instance, on September 21, 1993 and June 4, 1994, the FAA issued Directives requiring the inspection and replacement of certain engine components with which the Company must comply by December 1997 at an aggregate estimated cost of $1.1 million for all of the Company's aircraft. In November 1994, the FAA issued Nacelle Strut Modification Service Bulletins which are expected to be converted into Directives. The Company's aircraft would have to be brought into compliance with such Directives within the next four years at an estimated cost of approximately $500,000 for each aircraft in its fleet. The FAA has also issued Directives relating to pylon modifications. The Company has 12 aircraft to be modified pursuant to these Directives prior to March 2000 at a total modification cost of approximately $7.2 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the 12 aircraft (excluding the Federal Express Aircraft) is 12,000 cycles and the average cycles operated per year is 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and the entire current fleet will require modification prior to the year 2009. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

     The Company is also subject to the regulations of the EPA regarding air quality in the United States. With respect to aircraft that it purchases, the Company meets the fuel venting requirements and smoke emissions standards established by the EPA.

COMPETITION

     The market for air cargo services is highly competitive. A number of airlines currently provide services for themselves and for others similar to the services offered by the Company and new airlines may be formed that would also compete with the Company. Such airlines may have substantially greater financial resources and a larger fleet of aircraft than the Company. The Company believes that the most important bases for competition in the air cargo business are the payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of service. The ability of the Company to achieve the growth anticipated by its strategic plan depends upon its success in convincing major international airlines that outsourcing some portion of their air cargo business remains more cost-effective than undertaking cargo operations with their own incremental capacity and resources. See "Strategy."

FUEL

     Although fuel costs are typically the largest operating expense for companies providing air services, the Company has limited exposure to the volatility of fuel costs and disruptions in fuel supply as a result of its ACMI contractual arrangements, whereby the Company's customers bear the fuel costs and concomitant risks thereof. However, an increase in fuel costs could reduce the Company's cost advantages because of its older aircraft, which are not as fuel-efficient as newer cargo aircraft. In addition, to the extent the Company operates scheduled cargo or ad hoc charter services, or ferries its aircraft, it would be responsible for fuel and other costs that are normally borne by its customers through its ACMI contracts. In 1996, approximately 3% of the Company's block hours represented scheduled cargo, ad hoc charter services or ferrying its aircraft for its own account. The Company may, for periods of time, have excess capacity, in which case it may deploy such aircraft in scheduled cargo or ad hoc charter services, pending dedication of the aircraft to an ACMI contract.

EMPLOYEES

     As of March 1, 1997, the Company had 570 employees, 372 of whom were air crew members. In connection with the increase in its fleet upon the delivery of the Federal Express Aircraft and the Thai Aircraft, the Company hired a substantial number of additional pilots during 1996. The Company will hire more pilots in 1997 associated with the delivery of additional aircraft. The Company maintains a comprehensive training program for its pilots in compliance with FAA requirements in which each pilot regularly attends update programs.

     The Company believes that its employees' participation in the growth and profitability of its business is essential to maintain its productivity and low cost structure, and has therefore established programs for that purpose such as the Profit Sharing Plan, the Stock Purchase Plan, and a Company percentage contribution of the employee deferral contribution to the Retirement Plan (an I.R.C. Section 401(k) plan). Such programs are designed to allow employees to share financially in the Company's success and to augment base salary levels and retirement income.

     The Company's labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board. None of the Company's employees is subject to a collective bargaining agreement; however, many airline industry employees are subject to such agreements and the Company's employees have been and are routinely solicited by union representatives seeking to organize them. The Company considers its relations with its employees to be good.

INSURANCE

     The Company is vulnerable to potential losses which may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also potential claims involving injury to persons or property.

The Company is required by DOT to carry liability insurance on each of its aircraft, and each of the Company's aircraft leases and ACMI contracts also requires the Company to carry such insurance. While the Company carries business interruption insurance, any extended interruption of the Company's operations due to the loss of an aircraft could have a material adverse effect on the Company. The Company currently maintains public liability and property damage insurance and aircraft hull and liability insurance for each of the aircraft in the fleet in amounts consistent with industry standards. The Company maintains baggage and cargo liability insurance if not provided by its customers under ACMI contracts. Although the Company believes that its insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that the Company will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on the Company's financial condition and could affect the ability of the Company to obtain insurance in the future. The Company believes that it has good relations with its insurance providers.

ITEM 2. PROPERTIES

AIRCRAFT

     The Company's utilization of primarily High Gross Weight Aircraft provides significant marketing advantages because these aircraft, relative to most other cargo aircraft that are commercially available, have higher maximum payload and cubic capacities, and longer range. All of the existing fleet and the remaining three Thai Aircraft and the remaining one Federal Express Aircraft are (or will be following modification) configured as High Gross Weight Aircraft. Additionally, the uniformity of the Company's Boeing 747 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas.

                      AIRCRAFT                        OWNED   LEASED   DATE OF MANUFACTURE
                      --------                        -----   ------   -------------------
747-200.............................................   13       5           1974-1986

     Thai Aircraft. The Company contracted to purchase the Thai Aircraft consisting of six Boeing 747-200 passenger aircraft (equipped with GE engines). Such purchase contract was assigned by Thai Airways to a third party, from whom the Company has acquired such aircraft. The Thai Aircraft have cost an average of approximately $45 million for each of the aircraft (including the cost of converting the aircraft for cargo service as well as spare engines and parts). The first three Thai Aircraft were placed into service in each of the third quarter and fourth quarter of 1996 and the first quarter of 1997. The remaining three Thai Aircraft are expected to be available to be placed in service in each of the second, third and fourth quarters of 1997. The Company has obtained satisfactory financing for the acquisition and conversion of the remaining Thai Aircraft through its Aircraft Credit Facility, which was recently increased from $175 to $275 million.

     Federal Express Aircraft. The Company entered into an agreement with Federal Express to lease the five Federal Express Aircraft, plus spare engines. Four of the Federal Express Aircraft were delivered to the Company from March to September 1996; the remaining Federal Express Aircraft will be delivered to the Company at the beginning of the second quarter of 1997. Each aircraft has a lease term ending in January 1998.

     In addition, the Company purchased on January 2, 1997 a 747 flight training simulator from Federal Express for a purchase price of $2.1 million. The Company has purchased and will continue to purchase certain Boeing 747 spare parts from Federal Express during the lease period.

     PAL Aircraft. In December 1996, the Company entered into an agreement with Marine Midland Bank ("Marine Midland") for the purchase of one 747-200 passenger aircraft (the "PAL Aircraft") for a purchase price of $22 million, including a spare engine. In connection with the purchase of the PAL Aircraft, the Company assumed Marine Midland's lessor interest in the lease of such aircraft to Philippine Airlines ("PAL") for the remainder of the lease term (January 2000). The Company is currently negotiating with PAL for the early termination of the lease and delivery of the PAL Aircraft to the Company for conversion to freighter configuration, although there can be no assurances in that regard.

     High Gross Weight Aircraft. The Company's aircraft fleet, currently consists of eighteen High Gross Weight Aircraft. Although the world inventory of aircraft with MTOW of more than 800,000 lbs is low relative to other cargo aircraft (with the Company's fleet in 1997 expected to consist of approximately 15% of such aircraft that were produced by Boeing and which remain in service), the Company believes it can obtain a sufficient number of such aircraft to maintain its strategic growth. These aircraft generally have been available to the Company, due primarily to the commercial airline trend toward aircraft downsizing and modernization, at approximately 30% of the cost of a new aircraft of similar size and capabilities (such as the Boeing 747-400 aircraft). To the extent suitable High Gross Weight Aircraft are not available to the Company in the future, other aircraft (such as Boeing 747 passenger aircraft similar to the Thai Aircraft) could be acquired and modified, or the Company may seek to acquire 747-400 aircraft.

FACILITIES

     The Company's principal executive offices are located in a 7,000 square foot office building owned by the Company at 538 Commons Drive, Golden, Colorado. The Company also rents 2,500 square feet of adjacent office space in Golden, Colorado.

     The Company presently occupies a 21,000 square foot facility located at John F. Kennedy Airport ("JFK"). This facility includes administrative offices, maintenance work areas and hangar and parts storage facilities, as well as flight dispatch operations. The Company occupies this facility pursuant to a lease agreement with Japan Airlines ("JAL") for a five-year period with two five-year renewal rights from JAL, which began on June 1, 1995, at a monthly rate of approximately $41,000. The Company believes the JAL facility is adequate to support the near term growth in operations that will result from the anticipated acquisition of additional aircraft.

     In addition, the Company leases 7,750 square feet of warehouse space at JFK for the storage of aircraft components, tires and other aircraft related equipment. The monthly lease rate is $5,000. The initial lease term expires at the end of September 1997, with rights for two five-year renewal periods.

     Due to increased operations at Miami International Airport, the Company entered into a month-to-month office lease and a month-to-month warehouse lease with Dade County, Florida in March 1997. The leased warehouse space will be used to store aviation related equipment and aircraft components used to maintain aircraft operated by the Company.

ITEM 3. LEGAL PROCEEDINGS

     While the Company is from time to time involved in litigation in the ordinary course of its business, there are no material legal proceedings pending against the Company or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock trades on the Nasdaq National Market under the symbol "ATLS." The approximate number of shareholders of record at March 14, 1997 was 161.

     The following table sets forth for the periods indicated the high and low bid quotations in the over-the counter market, as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                         1996                1995*
                                                     -------------       -------------
                   QUARTER ENDED                     HIGH      LOW       HIGH      LOW
                   -------------                     ----      ---       ----      ---
March 31...........................................  $41 7/8   $15       $--       $--
June 30............................................   64 1/4    36 3/4    --        --
September 30.......................................   58 1/4    36 3/4    --        --
December 31........................................   50 7/8    28 1/8    23        12

---------------

* The fourth quarter of 1995 was the first full quarterly period for reporting the high and the low price for the Company's common stock.

     The Company has not declared any cash dividends and does not plan to do so in the foreseeable future. The indentures governing the Company's 12 1/4% Senior Secured Notes due 2002 (the "Equipment Notes") in certain circumstances may restrict the Company from paying dividends or making other distributions on its common stock. See Note 3 to the Consolidated Financial Statements of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below have been derived from the consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

                                                                         THE COMPANY AND
                                                                         PREDECESSORS(1)
                                                                         ---------------
                                          THE COMPANY                    APRIL 22, 1992
                                   YEARS ENDED DECEMBER 31,                  THROUGH
                          -------------------------------------------     DECEMBER 31,
                            1996       1995       1994        1993            1992
                          --------   --------   ---------   ---------    ---------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
  Operating revenues....  $315,659   $171,267   $ 102,979   $  41,263       $ 19,568
  Operating income......    88,063     42,674      13,894         446          4,743
  Net income (loss).....    37,838     17,831       3,586      (8,023)        (9,114)
  Net income (loss) per
     common share.......      1.76       1.06         .24        (.53)          (.61)
  Weighted average
     common shares
     outstanding during
     the period.........    21,503     16,783      15,000      15,000         15,000

                                                       DECEMBER 31,
                                 --------------------------------------------------------
                                   1996       1995       1994        1993         1992
                                 --------   --------   ---------   ---------    ---------
                                                      (IN THOUSANDS)
Balance Sheet Data:
  Cash and short-term
     investments...............  $124,663   $ 96,990   $  10,524   $   6,198    $  13,323
  Working capital (deficit)....    98,675     81,022      (1,937)     (5,291)       2,067
  Total assets.................   773,707    447,323     162,731     125,005      133,410
  Long-term debt(2)............   462,868    335,902     158,730     129,663      132,438
  Stockholders' equity
     (deficit).................   212,373     68,715     (15,753)    (19,339)     (11,316)

---------------

(1) For the period April 22, 1992 (inception) through December 31, 1992, the financial information for the Company, which was formed in August 1992, has been combined with the financial information of the Company's predecessors in a manner similar to a pooling-of-interests transaction. The Company received its required FAA and DOT operating certificates in February 1993 and began operations under its own name at that time. Prior to 1993, financial results reflect the costs associated with the formation of the Company and the operating results from the ownership of two Boeing 747 aircraft which were leased to another carrier for operation by such carrier pursuant to leases with China Airlines beginning in April 1992 and November 1992, respectively, as well as to the United States military during November and December 1992.

(2) Excludes current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company, through its predecessors, began its operations on April 22, 1992 with one Boeing 747-200 High Gross Weight Aircraft in the service of China Airlines and expanded its operations to a second Boeing 747-200 High Gross Weight Aircraft in November 1992. These operations were undertaken on behalf of the Company by another carrier utilizing pilot crews, dispatch facilities, maintenance operations and other services provided by such carrier. As a result, the Company's operations prior to 1993 were primarily limited to aircraft leasing and start-up activities. The Company initiated cargo services under the name Atlas Air, Inc. in February 1993.

     The table below sets forth selected financial and operating data for the four quarters of the years ended December 31, 1996, 1995 and 1994 (dollars in thousands).

                                                                    1996
                                             ---------------------------------------------------
                                                            4TH        3RD       2ND       1ST
                                             CUMULATIVE   QUARTER    QUARTER   QUARTER   QUARTER
                                             ----------   --------   -------   -------   -------
Total operating revenues...................   $315,659    $104,715   $79,681   $72,614   $58,649
Operating expenses.........................    227,596      74,775    59,635    49,947    43,239
Operating income...........................     88,063      29,940    20,046    22,667    15,410
Other (expense)............................    (28,475)     (8,569)   (7,207)   (6,982)   (5,717)
Net income.................................     37,838      13,397     8,201    10,037     6,203
Block hours................................     59,445      18,803    15,444    14,073    11,125
Average aircraft operated..................       14.7        18.4      15.4      14.0      10.8
Operating margin...........................      27.9%       28.6%     25.2%     31.2%     26.3%

                                                                    1995
                                             ---------------------------------------------------
                                                            4TH        3RD       2ND       1ST
                                             CUMULATIVE   QUARTER    QUARTER   QUARTER   QUARTER
                                             ----------   --------   -------   -------   -------
Total operating revenues...................   $171,267    $ 56,142   $47,769   $38,418   $28,938
Operating expenses.........................    128,593      39,982    34,844    28,370    25,397
Operating income...........................     42,674      16,160    12,925    10,048     3,541
Other (expense)............................    (16,435)     (4,014)   (4,805)   (4,287)   (3,330)
Net income.................................     17,831       8,352     5,568     3,861        50
Block hours................................     33,265      10,809     9,076     7,568     5,812
Average aircraft operated..................        7.7         9.4       8.2       6.9       6.1
Operating margin...........................      24.9%       28.8%     27.1%     26.2%     12.2%

                                                                    1994
                                             ---------------------------------------------------
                                                            4TH        3RD       2ND       1ST
                                             CUMULATIVE   QUARTER    QUARTER   QUARTER   QUARTER
                                             ----------   --------   -------   -------   -------
Total operating revenues...................   $102,979    $ 35,729   $34,271   $20,802   $12,177
Operating expenses.........................     89,085      29,848    27,400    17,743    14,094
Operating income (loss)....................     13,894       5,881     6,871     3,059    (1,917)
Other (expense)............................    (10,294)     (2,560)   (2,635)   (2,700)   (2,399)
Net income (loss)..........................      3,586       3,321     4,235       346    (4,316)
Block hours................................     19,049       6,619     6,226     3,789     2,415
Average aircraft operated..................        5.2           6       5.8         5       3.8
Operating margin...........................      13.5%       16.5%     20.0%     14.7%    (15.7%)

     Operating Revenues and Results of Operations. Total operating revenues for the year ended December 31, 1996 increased to $315.7 million compared to $171.3 million for 1995, an increase of approximately 84%. The average number of aircraft in the Company's fleet during 1996 was 14.7, compared to 7.7 during 1995. Total block hours for 1996 were 59,445 compared to 33,265 for 1995, an increase of approximately 79%. Revenue per block hour increased by 3% to $5,310 for 1996 compared to $5,149 for the year-earlier period reflecting a slight increase in the level of charter and scheduled service hours. While charter and scheduled service activity provides a higher revenue rate per block hour, costs are also higher due to fuel and ground handling costs which the Company must bear. The Company's operating results improved from a $42.7 million operating profit for 1995 to an operating profit of $88.1 million for 1996, or approximately 106%. Net income of $17.8 million for 1995 improved to a net income of $37.8 million for 1996, or approximately 112%.

     Operating levels increased during the first quarter of 1996 as a result of placing in service four additional aircraft. In January 1996, the Company placed in service one aircraft upon completion of its cargo modification by Hong Kong Aircraft Engineering Company ("HAECO"). Two additional aircraft were re-delivered to the Company upon completion of their modification by Boeing in March 1996. Finally, at the close of the first quarter, the Company took delivery of the first Federal Express Aircraft. During the third quarter of 1996, the Company placed in service the next three Federal Express Aircraft. At the end of the third quarter the Company took delivery of the first Thai Aircraft upon completion by Boeing of its modification to cargo configuration. In the fourth quarter of 1996, the second Thai Aircraft was placed in service upon its delivery by Boeing subsequent to modification to cargo configuration. At the end of 1996, two leased aircraft were taken out of service for required maintenance prior to re-delivery to the lessors.

     The Company's operating levels increased significantly during 1996 as a result of these aircraft acquisitions. Block hours increased from 11,125 in the first quarter of 1996 to 18,803 in the fourth quarter of 1996, relative to the growth in fleet size from 10.8 to 18.4 aircraft for the two periods. Total operating revenue increased from $58.6 million in the first quarter to $104.7 million in the fourth quarter, representing slightly higher block hour rates for the fourth quarter compared to those of the first quarter of 1996, primarily due to the seasonality of the business of the Company's customers. The Company achieved $29.9 million operating income and $13.4 million net income in the fourth quarter of 1996, compared to $15.4 million operating income and $6.2 million net income in the first quarter of 1996.

     The Company's operating levels increased substantially during 1995 also as a result of aircraft acquisitions. Block hours rose from 5,812 hours in the first quarter of 1995 to 10,809 in the fourth quarter, as the average number of aircraft in the Company's fleet grew from 6.1 aircraft to 9.4 aircraft over the corresponding period. Total operating revenue increased from $28.9 million in the first quarter of 1995 to $56.1 million in the fourth quarter, with the Company's operating income increasing from $3.5 million to $16.2 million and its net income improving from $0.1 million to $8.4 million over that same period. For the year 1995, total block hours were 33,265 and the average fleet size was
7.7 aircraft. Total operating revenue was $171.3 million, operating income was $42.7 million and net income was $17.8 million.

     The Company's operating levels grew substantially in the last three quarters of 1994, with block hours increasing from 2,415 hours in the first quarter to 6,619 hours in the fourth quarter. Over the corresponding period, total operating revenue increased from $12.2 million in the first quarter to $35.7 million in the fourth quarter and the Company's operating results improved from a first quarter operating loss of approximately $1.9 million to operating profits of $6.9 million and $5.9 million in the third and fourth quarters, respectively. In addition, the first quarter net loss of $4.3 million improved to third and fourth quarter net incomes of $4.2 million and $3.3 million, respectively. For the year 1994, total block hours were 19,049 and the average fleet size was 5.2 aircraft. Total operating revenue was $103.0 million, operating income was $13.9 million and net income was $3.6 million.

     Operating Expenses. The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and selling, general and administrative expenses.

     Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Expenses for flight crew salaries and benefits increased to $25.0 million in 1996 from $14.6 million in 1995, primarily as a result of the increase in the Company's fleet of Boeing 747 aircraft from an average of 7.7 aircraft in 1995 to 14.7 aircraft in 1996, while aircraft block hours increased from 33,265 to 59,445, or 79%, over such period. On a block hour basis, this expense declined to $421 per hour for 1996 from $438 per hour for 1995, or approximately 4%, due to increased staffing and scheduling efficiencies associated with increased operations.

     Flight crew salaries and benefits increased to $14.6 million in 1995 compared to $8.9 million in 1994, due to an increase in the number of aircraft in the Company's fleet and aircraft block hours. While actual expense increased by approximately 64% during 1995 as a result of the increase in the number of aircraft in the Company's fleet and aircraft block hours, on a block hour basis this expense declined to $438 per hour for 1995 from $467 per hour for 1994. This reduction of 6% was due to increased efficiency in staffing levels and scheduling resulting from the increased level of operations.

     Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747 aircraft, crew travel and meal expenses, initial and recurring crew training costs and other expenses necessary to conduct its flight operations.

     Other flight-related expenses rose to $27.4 million in 1996 from $12.4 million in 1995, or approximately 120%, primarily due to fleet expansion and higher travel costs associated with operational difficulties related to the Federal Express Aircraft. On a per block hour basis, other flight-related expenses increased from $372 per block hour in 1995 to $461 per block hour in 1996, or approximately 24%.

     Other flight-related expenses increased to $12.4 million in 1995 compared to $9.3 million in 1994, or approximately 33%, due primarily to the larger fleet size. On a block hour basis, this expense declined to $372 per hour for 1995 compared to $487 per hour for 1994. This reduction of 24% was due primarily to reduced insurance and training costs on a block hour basis due to cost savings created by the larger fleet.

     Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks, engine overhauls and other modifications not otherwise covered by maintenance reserves, are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 the Company contracted with KLM for a significant part of its regular maintenance operations and support on a fixed cost per flight hour basis. Effective October 1996, certain aircraft engines were additionally accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a 10 year maintenance agreement. See "Item 1. Business -- Maintenance."

     Maintenance expense increased to $84.3 million in 1996 from $42.6 million in 1995, or approximately 98%, due to the increase in average fleet size and certain increased costs associated with introducing the Federal Express Aircraft into the Company's fleet and higher ongoing maintenance costs. The Federal Express Aircraft are not covered by the Company's maintenance contracts with KLM and GE described above. On a block hour basis, maintenance expense increased by 11%, primarily due to parts support requirements associated with scheduled and unscheduled maintenance events, and due to the Federal Express Aircraft maintenance costs discussed above.

     Maintenance expense increased to $42.6 million in 1995 from $24.5 million in 1994, or approximately 74%. On a block hour basis, maintenance expense decreased by 1% during 1995, primarily reflecting new hourly rates negotiated in conjunction with the long-term maintenance agreement with KLM described above that became effective as of January 1, 1995.

     Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

     Aircraft and engine rentals were $27.3 million in 1996 compared to $22.9 million in 1995, representing an increase of 19%. Lease costs in 1996 for the Federal Express Aircraft represented $9.7 million of this increase, offset by a $2.4 million decrease in sub-service rentals in 1996 compared to 1995. In addition, the lease costs for one aircraft in 1995 exceeded the lease costs in 1996 by $1.6 million, due to the Company's purchase of the aircraft in the second quarter of 1996. Engine rentals decreased by $1.8 million in 1996 to $1.8 million, due to the purchase of eight spare engines which reduced the Company's need for leased engines.

     Aircraft and engine rentals were $22.9 million in 1995 compared to $14.0 million in 1994, or an increase of approximately 63%. Maintenance events during 1995 resulted in substitute leased engine expense of $3.7 million, and the Company incurred $2.8 million in sublease costs for aircraft necessary to service contract obligations which could otherwise not be met with the Company's fleet due principally to the scheduled major maintenance events which occurred during the period. This increase was also due to the greater mix of leased versus owned aircraft from an average of 3.2 leased aircraft in 1994 to an average of 3.6 leased aircraft in 1995. The Company purchased three spare engines in 1995 in order to ensure adequate future spares levels. In each of the first three quarters of 1994, the Company added a leased aircraft to its fleet as the Company entered into additional ACMI contracts for dedicated aircraft.

     Because of the nature of the Company's ACMI contracts with its airline customers, under which the Company is responsible only for the ownership cost and maintenance of the aircraft and for supplying aircraft crews and insurance, the Company's airline customers bear all other operating expenses, including fuel and fuel servicing; marketing costs associated with obtaining cargo; airport cargo handling; landing fees; ground handling; aircraft push-back and de-icing services; and specific cargo and mail insurance. As a result, the Company incurs fuel and ground handling expenses only when it operates on its own behalf, either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for the Company's non-ACMI contract services include both the direct cost of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI contract service include the costs associated with servicing the Company's aircraft at the various airports to which it operates as well as other direct flight related costs.

     Fuel and ground handling costs increased to $10.6 million in 1996 from $5.0 million in 1995, or approximately 110%. This increase was primarily due to an increase in block hours for scheduled service, charters, ferry and other from 1,070 in 1995 to 2,042 in 1996, or approximately 91%. In addition, the airline industry experienced a rise in fuel costs over the period.

     Fuel and ground handling costs decreased to $5.0 million in 1995 from $9.7 million in 1994, or approximately 48%. The decrease in total fuel and ground handling costs was caused principally by a decline of 57% in scheduled service, charter and non-revenue hours flown.

     Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls.

     Depreciation and amortization expense increased to $25.5 million in 1996 from $14.8 million in 1995, reflecting the increase in the number of owned aircraft in the Company's fleet. On a per block hour basis, this expense decreased from $445 per block hour in 1995 to $429 per block hour in 1995, or approximately 4%. The proportion of owned aircraft to leased aircraft was relatively the same for 1996 as it was for 1995.

     Depreciation and amortization expense increased to $14.8 million in 1995 from $7.5 million in 1994, or approximately 99%. This increase primarily reflected the impact of the owned aircraft, engines and spare parts added to the Company's fleet and to the amortization of capitalized engine overhaul costs.

     Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs.

     Other operating expenses increased to $27.5 million in 1996 from $16.4 million in 1995, or approximately 68%. On a block hour basis, Other operating expenses decreased from $492 per block hour in 1995 to $462 per block hour in 1996, or approximately 6%, reflecting a lower rate of growth in the Company's overhead as compared to its operational growth.

     Other operating expenses increased to $16.4 million in 1995 from $15.2 million in 1994, or approximately 7.9%. On a block hour basis, these expenses declined to $492 per hour in 1995 from $796 in 1994, or 38%, as overhead growth did not match operational growth.

     Other Income (Expense). Other income (expense) consists of interest income and interest expense. Interest income increased to $7.1 million for 1996 from $2.0 million in 1995. This increase was primarily due to the investment of $99.6 million of funds received from the secondary public offering in May 1996, as well as funds retained from the Company's initial public offering ("IPO") in August 1995. Interest expense increased to $35.6 million in 1996 from $18.5 million in 1995, resulting from the increase in financed flight equipment between these periods.

     Interest income increased to $2.0 million for 1995 from $0.5 million in 1994 due primarily to the receipt in August 1995 of approximately $67 million of net proceeds from the IPO and to the receipt of approximately $100 million in proceeds from the Company's issuance of the Equipment Notes in November 1995, approximately two thirds of which was utilized immediately to make payments with respect to the acquisition of additional aircraft. Interest expense increased to $18.5 million in 1995 from $10.8 million in 1994, or approximately 71%, substantially all of which relates to a net increase in indebtedness associated with the acquisition of flight equipment.

     Income Taxes. Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 36.5%, 32.0% and 0.4% in 1996, 1995 and 1994, respectively. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a majority of the Company's tax provision in both 1996 and 1995 is deferred. The Company's tax provision in 1994 was not material.

     Seasonality. The cargo operations of the Company's airline customers are seasonal in nature, with peak activity traditionally in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain of the Company's customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5%) of cargo flights with the Company, and are expected to continue to do so in the future. As a result, the Company's revenues typically decline in the first quarter of the year as its minimum contractual aircraft utilization level temporarily decreases. The Company seeks to schedule, to the extent possible, its major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents of approximately $9.8 million, short-term investments of approximately $114.9 million and working capital of approximately $98.7 million. During 1996, cash and cash equivalents decreased $87.2 million, principally reflecting investments in flight and other equipment of $289.7 million, the net purchase of $114.9 million of short-term investments, debt issuance costs of $6.0 million and principal reductions of indebtedness of $21.6 million, partially offset by cash provided from operations of $84.4 million, proceeds from equipment financings of $154.8 million and net Common Stock issuances of $105.8 million, including the $99.6 million received from a secondary public offering of the Company's Common Stock in the second quarter of 1996.

     At December 31, 1995, the Company had cash and cash equivalents of approximately $97.0 million and working capital of approximately $81.0 million. During 1995, cash and cash equivalents increased by $86.5 million, principally reflecting cash provided from operations of $43.6 million, the receipt of approximately $66.6 million of net proceeds from the IPO, the receipt of net proceeds of approximately $95.9 million from the Equipment Notes and proceeds from bank financings of approximately $81.2 million, partially offset by principal reductions on indebtedness of $7.8 million and investments in flight equipment of $190.8 million.

     The Company had previously contracted to purchase three Boeing 747-200 aircraft at an average cost of approximately $37.2 million each (including the cost of modifying the aircraft for long-haul cargo service), one of which was delivered to the Company in January 1996 and the other two of which were delivered to the Company during March 1996. The Company utilized the proceeds from an Equipment Notes offering consummated in November 1995, together with funds from the Company, to pay the purchase price, including modification cost, of these three aircraft.

     In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft (the "Thai Aircraft") and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The Thai Aircraft are being converted into freighter configuration by Boeing. The first of these aircraft was placed into service in the Company's operations at the end of September 1996. The average cost of each of the six aircraft, including conversion costs, is expected to approximate $45 million. The Company has placed a nonrefundable deposit of $3 million with Thai Airways with respect to its acquisition of the Thai Aircraft, four of the six of which have been acquired from Thai Airways. As discussed below, the Company has obtained commitments for financing with respect to all of the Thai Aircraft.

     In March 1996, the Company entered into an agreement with Federal Express Corporation ("Federal Express") to lease five 747-200 freighter aircraft (the "Federal Express Aircraft"), plus spare engines. The first four Federal Express Aircraft were delivered to the Company between March and September 1996. The remaining Federal Express Aircraft is scheduled to be delivered to the Company at the beginning of the second quarter of 1997. The lease term ends in January 1998 for all five of the aircraft. The lease rate is $450,000 per month per aircraft. In addition, the Company purchased a Boeing 747 simulator from Federal Express for a purchase price of $2.1 million on January 2, 1997. The Company is in negotiations with respect to the potential sale and leaseback of the simulator with a third party. The Company has also purchased and leased certain Boeing 747-200 spare parts from Federal Express.

     In May 1996, the Company consummated the sale of 2,300,000 shares of its Common Stock and 1,643,999 shares of its Common Stock held by a selling stockholder, Michael A. Chowdry, at an offering price of $45.75 per share, for aggregate net proceeds to the Company of $99.6 million, including exercise in full of the underwriters' over-allotment option, and after deducting the aggregate underwriting discounts and the estimated expenses of the offering. All net proceeds were retained for working capital and other general corporate purposes including, but not limited to, the acquisition and conversion of aircraft. The Company did not receive any proceeds from the sale of shares of its Common Stock by the selling stockholder.

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

     In December 1996, the Company entered into an agreement with Marine Midland Bank ("Marine Midland") for the purchase of one 747-200 passenger aircraft (the "PAL Aircraft") for a purchase price of $22 million, including a spare engine. In connection with the purchase of the PAL Aircraft, the Company assumed Marine Midland's lessor interest in the lease of such aircraft to Philippine Airlines ("PAL") for the remainder of the lease term (January 2000). The Company is currently negotiating with PAL for the early termination of the lease and delivery of the PAL Aircraft to the Company for conversion to freighter configuration, although there can be no assurances in that regard.

     Due to the contractual nature of the Company's business, the Company's management does not consider its operations to be highly working capital-intensive in nature. Because most of the non-ACMI costs normally associated with operations are borne by and directly paid for by the Company's customers, the Company does not incur significant costs in advance of the receipt of corresponding revenues. Moreover, ACMI costs, which are the responsibility of the Company, are generally incurred on a regular, periodic basis ranging from flight hours to months. These costs are largely matched by revenue receipts, as the Company's contracts require regular payments from its customers, based upon current flight activity, generally every two to four weeks. As a result, the Company has not in the past had a requirement for a working capital facility. The Company has, however, in light of the continued growth of its operations, reached agreement with a lender for the provision of a $25 million working capital facility, subject to final documentation, although there can be no assurance that such a facility will ultimately be finalized.

     The Company obtained financing from a single lender for approximately 80% of the total acquisition and conversion cost of the first Thai Aircraft, pursuant to which it borrowed approximately $32.8 million from the first quarter of 1996 through the third quarter of 1996. In addition, in May 1996, the Company entered into a $175 million revolving credit facility provided by two lenders for the acquisition and conversion of flight equipment, including any or all of the remaining five Thai Aircraft. The facility has a two-year revolving period with a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. The Company closed upon and drew down its initial borrowing pursuant to the facility in May 1996 in the amount of approximately $21.4 million with respect to the purchase of the second Thai Aircraft and a related spare engine. In August 1996, an additional $31.5 million was drawn down under the facility with respect to the purchase of the Cargolux Aircraft, an associated spare engine, and the downpayment of modification costs related to the second Thai Aircraft. The Company made subsequent drawings upon the facility in the aggregate amount of $60.6 million through December 31, 1996 with respect to the Thai Aircraft and associated spare engines. In January 1997, $22.0 million was drawn down under the facility with respect to the purchase of the PAL Aircraft and the related spare engine, which occurred on December 31, 1996.

     In February 1997, the $175 million revolving credit facility was expanded by an additional $100 million for the same purposes and under the same terms and conditions as the initial facility. The revolving period and subsequent term loan period for the additional $100 million will be coterminous with the period under the initial facility. Certain financial tests must be met before each purchase of aircraft and related drawdown on the facility. To date, the Company has met these tests. If in the future, the Company cannot meet such tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, the Company believes that other financing sources would be available to the Company or the Company would acquire aircraft using its internal cash or seek a waiver of any necessary conditions. The Company has not drawn down any amounts under the additional $100 million facility as of the date of this filing.

     In addition, the Company has reached agreement with a lender, subject to final documentation, for the long-term financing of one of the aircraft currently financed under the revolving credit facility. The Company anticipates that such financing will be completed during the second quarter of 1997 and that the aircraft will be concurrently released from the revolving credit facility.

     The Company has an agreement with HAECO, pursuant to which HAECO has agreed to convert and/or undertake D Checks on ten Boeing 747 aircraft through September 1997 at fixed rates, with the Company guaranteeing a minimum number of man hours. Pursuant to this contract, the Company has the right to release, at a minimum of six months in advance, the contract hours back to HAECO for use by other HAECO customers. During 1996 and for the first eight months of 1997, the Company exercised its right to release the contract hours back to HAECO and believes that it thereby has fulfilled its commitment under this contract. In addition, the Company has an agreement, subject to acceptable rates, terms and conditions with Alitalia to utilize, or find other parties to utilize, an amount of Alitalia's maintenance services with an aggregate cost of $25 million over a five-year period ending in June 2000. Pursuant to the Company's maintenance agreement with KLM (see "Item 1.
Business -- Maintenance"), engines may be upgraded when inducted into the maintenance pool in order to improve engine reliability and to lower Company operating costs. When such costs are incurred and identified, they are capitalized and amortized over the remaining life of each applicable engine. The Company expects to incur between $10 million and $15 million for such upgrades over the term of the contract.

     On September 21, 1993 and June 4, 1994, the FAA issued Airworthiness Directives requiring the inspection and replacement of certain engine components with which the Company must comply by December 1997 at an estimated aggregate cost of $1.1 million for all of the aircraft in the Company's fleet. In November 1994, the FAA issued Nacelle Strut Modification Service Bulletins which are expected to be converted into Airworthiness Directives. The Company's aircraft would have to be brought into compliance with such Airworthiness Directives within the next five years at an estimated cost of approximately $500,000 for each aircraft in its fleet. The FAA has also issued Directives relating to pylon modifications. The Company has 12 aircraft to be modified pursuant to these Directives prior to March 2000 at a total modification cost of approximately $7.2 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the 12 aircraft (excluding the Federal Express Aircraft) is 12,000 cycles and the average cycles operated per year is 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and the entire current fleet will require modification prior to the year 2009. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Airworthiness Directives cannot currently be estimated, but could be substantial.

     The Company is in negotiations for the acquisition of additional aircraft, principally for delivery to the Company in 1998 and beyond. In that regard, it has reached agreement with one party for the purchase of one 747-200 passenger aircraft, subject to final approvals and completion of definitive documentation.

     The Company believes that the cash flow generated from its operations and the proceeds from the May 1996 public offering of its Common Stock, coupled with the availability of the above referenced revolving credit facility, will be sufficient to meet its normal ongoing liquidity needs for 1997, including the acquisition of the remaining Thai Aircraft.

FORWARD-LOOKING STATEMENTS

     To the extent that any of the statements contained herein relating to the Company's expectations, assumptions and other Company matters are forward-looking, they are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks associated with: worldwide business and economic conditions; product demand and the rate of growth in the air cargo industry; the impact of competitors and competitive aircraft and aircraft financing availability; the ability to attract and retain new and existing customers; normalized aircraft operating costs and reliability; management of growth; the continued productivity of its workforce; dependence on key personnel; and regulatory matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and schedules that constitute Item 8 follow the text of this report. An index to the Consolidated Financial Statements appears in Item 14(a) of this report.

                                                                      INCOME                     NET
                                                       OPERATING      BEFORE        NET        INCOME
                                            REVENUE     INCOME     INCOME TAXES   INCOME    PER SHARE(1)
                                            --------   ---------   ------------   -------   -------------
1996
  First Quarter...........................  $ 58,649    $15,410      $ 9,693      $ 6,203       $ .32
  Second Quarter..........................    72,614     22,667       15,685       10,037         .47
  Third Quarter...........................    79,681     20,046       12,839        8,201         .37
  Fourth Quarter..........................   104,715     29,940       21,371       13,397         .60
1995
  First Quarter...........................  $ 28,938    $ 3,541      $   211      $    50       $ .00
  Second Quarter..........................    38,418     10,048        5,762        3,861         .26
  Third Quarter...........................    47,769     12,925        8,120        5,568         .32
  Fourth Quarter..........................    56,142     16,160       12,146        8,352         .43

---------------

(1) Calculated on 15,000,000 shares for the First Quarter 1994 through the Second Quarter 1995, 17,530,435 weighted average shares for the Third Quarter 1995, and 19,600,000 shares for the Fourth Quarter 1995. Calculated on 19,686,177, 21,425,328, 22,429,685 and 22,450,229 weighted average shares for the First Quarter, Second Quarter, Third Quarter and Fourth Quarter 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 30, 1994, the Company entered into a refinancing transaction that was reflected in its December 31, 1994 financial statements which were audited by Ernst & Young LLP ("Ernst & Young") and were included in a Registration Statement filed by the Company on March 14, 1995 with the Securities and Exchange Commission (the "Commission"). In the Commission's comment letter to the March 14 filing, the Commission staff raised questions about the accounting treatment of the refinancing transaction which the Company had adopted after consultation with, and with the concurrence of, Ernst & Young. Although Ernst & Young and the Company worked together to respond to questions raised by the Commission staff, the working relationship between certain members of management and Ernst & Young personnel became acrimonious with the Company expressing concerns that Ernst & Young was not being sufficiently supportive regarding the accounting treatment of the refinancing transaction. Following a May 5, 1995 meeting between Company and Ernst & Young personnel at which the Company threatened litigation against Ernst & Young, Ernst & Young advised the Company that it would be unable to continue to rely upon the representations of members of management pertaining to the refinancing and that it was resigning as the Company's auditors and withdrawing its report on the Company's 1994 financial statements.

     No report of Ernst & Young on the financial statements of the Company for either of the past two fiscal years preceding such resignation contained an adverse opinion or a disclaimer of opinion, or was qualified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding such resignation, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures; the only reportable event within such period was the statement of Ernst & Young referred to above with respect to its inability to continue to rely on the representations of management. Such statement was based on Ernst & Young's contentions that (i) it was unaware of a higher fair market value aircraft appraisal that had been performed after the financing transaction had been completed, notwithstanding the Company's contention that it had delivered the appraisal to Ernst & Young and (ii) the Company had indicated that it exercised a lease extension option with its affiliate when in fact it was still in process of completing the documentation. The Company authorized Ernst & Young to respond fully to the inquiries of

Arthur Andersen LLP ("Arthur Andersen"), the Company's successor auditors, concerning such reportable event.

     On May 10, 1995, the Company requested that Arthur Andersen serve as the Company's successor auditors. Following Arthur Andersen's inquiry of members of Company management, Ernst & Young personnel and certain of the Company's outside consultants regarding the Company and in particular, the issues which led to Ernst & Young's resignation, Arthur Andersen accepted the engagement as the Company's auditors on May 22, 1995 and subsequently issued an unqualified opinion with respect to the Company's financial statements included in the Company's IPO Registration Statement dated August 16, 1995.

     In the Company's initial filing with the Commission for the IPO, the financial statements of Atlas Air, Inc. ("Air") only were included and Air used capitalized lease accounting for certain aircraft that Air had leased from a special purpose corporation ("ATO") without consolidating such entity. This resulted in capitalized property and debt of approximately $66 million and a positive shareholder equity of $12.2 million at December 31, 1994. Subsequent to the resignation of Ernst & Young, the Company asked Arthur Andersen for their opinion with respect to the appropriate accounting treatment. Arthur Andersen reviewed the accounting and determined that if the Company were to refile, it should follow the accounting as set forth in Emerging Issue Task Force Issue No. 90-15 which calls for the consolidation of special purpose entities such as ATO. In light of the requirement for such consolidation, the Company reviewed its operations and determined that Atlas Holdings, Inc. ("Holdings"), a holding company for Air, should be merged into Air after spinning off the assets of Aeronautics Leasing, Inc.; consequently, a new entity that contains Air and ATO along with the remaining assets of Holdings was included in the 1995 Form 10-K and in this Form 10-K.

                                    PART III

     Certain information required by Part III is omitted from this report since the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the year covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the Company's executive officers and directors required by this Item is incorporated by reference from the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

Index to Consolidated Financial Statements..................  F-1
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

     (A)(2) FINANCIAL STATEMENT SCHEDULES

     None required.

     (A)(3) LIST OF EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          +2.1           -- Plan of Reorganization and Merger Agreement dated as of
                            July 12, 1995 by and between Holdings and the Company.
          +3.2           -- Restated Certificate of Incorporation of the Company.
          +3.3           -- Amended and Restated By-Laws of the Company.
         ++4.1           -- Form of Indenture between the Company and First fidelity
                            Bank, N.A., as Trustee.
         ++4.2           -- Form of Second Indenture between the Company and First
                            Fidelity Bank, N.A., as Trustee.
         ++4.3           -- Form of Pass Through Trust Agreement between the Company and First Fidelity Bank, N.A., as Trustee (with form of
                            Pass Through Certificate attached as exhibit thereto).
         ++4.4           -- Form of Pass Through Trust Agreement between the Company and First Fidelity Bank, N.A., as Trustee (with form of
                            Pass Through Certificate attached as exhibit thereto).
         **5.1           -- Opinion of Cahill Gordon & Reindel as to the legality of the Certificates.
         +10.14          -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
         +10.15          -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
         +10.16          -- Atlas Air, Inc. Employee Stock Purchase Plan.
         +10.17          -- Atlas Air, Inc. Profit Sharing Plan.
         +10.18          -- Atlas Air, Inc. Retirement Plan.
        ++10.19          -- Employment Agreement between the Company and Michael A.
                            Chowdry.
        ++10.20          -- Employment Agreement between the Company and Richard H.
                            Shuyler.
        ++10.21          -- Employment Agreement between the Company and Clark H.
                            Onstad.
        ++10.23          -- Employment Agreement between the Company and James T.
                            Matheny.
         +10.26          -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         +10.28          -- Secured Loan Agreement by and between Atlas One and
                            Internationale Nederlanden Aviation Lease B.V. dated as
                            of December 30, 1994, including Amendment No. 1 thereto
                            and certain related agreements.
         +10.30          -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYS.
         +10.31          -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYL.
         *10.36          -- Aircraft Purchase Agreement, dated as of January 19, 1996 between Langdon Asset Management, Inc. and the Company.
        **10.51          -- Employment Agreement dated as of April 19, 1996 between the Company and Mickey P. Foret.
          10.52          -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendleman.
          10.53          -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
          10.54          -- Second Amended and Restated Credit Agreement among the
                            Company and the Lenders listed therein, Goldman Sachs
                            Credit Partners L.P. (as syndication agent) and Bankers
                            Trust Company (as Administrative Agent) dated February
                            28, 1997.
       ***10.55          -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
         +16.1           -- Letter dated July 21, 1995 from Ernst & Young to the
                            Securities and Exchange Commission.
         +21.1           -- Subsidiaries of the Registrant.
        **23.1           -- Consent of Independent Public Accountants.
        **23.2           -- Consent of Cahill Gordon & Reindel (included in Exhibit
                            5.1).
          23.3           -- Consent of Independent Public Accountants.
        **24.1           -- Powers of Attorney (set forth on the signature page of
                            the Registration Statement).
          27             -- Financial Data Schedule.

---------------

  + Incorporated by reference to the exhibits to the Company's Registration
    Statement on Form S-1 (No. 33-90304).

  ++ Incorporated by reference to the exhibits to the Company's Registration
     Statement on Form S-1 (No. 33-97892).

  * Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-2810).

 ** Previously filed.

*** Portions of this document, for which the Company has requested confidential treatment, have been redacted and filed separately with the Securities and Exchange Commission.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                                            ATLAS AIR, INC.

                                            By:    /s/ RICHARD H. SHUYLER
                                              ----------------------------------
                                                      Richard H. Shuyler
                                                Senior Vice President-Finance,
                                                   Chief Financial Officer
                                                        and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

               /s/ MICHAEL A. CHOWDRY                  Chairman of the Board of              March 28, 1997
-----------------------------------------------------    Directors, Chief Executive
                 Michael A. Chowdry                      Officer

                 /s/ MICKEY P. FORET                   President and Director                March 28, 1997
-----------------------------------------------------
                   Mickey P. Foret

               /s/ RICHARD H. SHUYLER                  Senior Vice President -- Finance,     March 28, 1997
-----------------------------------------------------    Chief Financial Officer and
                 Richard H. Shuyler                      Treasurer (Principal Accounting
                                                         Officer) and Director

               /s/ JAMES J. BLANCHARD                  Director                              March 28, 1997
-----------------------------------------------------
                 James J. Blanchard

                /s/ DAVID M. MCELROY                   Director                              March 28, 1997
-----------------------------------------------------
                  David M. McElroy

               /s/ DAVID T. MCLAUGHLIN                 Director                              March 28, 1997
-----------------------------------------------------
                 David T. McLaughlin

                   /s/ BRIAN ROWE                      Director                              March 28, 1997
-----------------------------------------------------
                     Brian Rowe

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets as of December 31, 1996 and
  December 31, 1995.........................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994..........................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995 and 1994..............   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO ATLAS AIR, INC.:

     We have audited the accompanying consolidated balance sheets of Atlas Air, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Denver, Colorado
  February 14, 1997.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  9,793    $ 96,990
  Short-term investments....................................   114,870          --
  Accounts receivable, net and other........................    49,603      18,594
                                                              --------    --------
          Total current assets..............................   174,266     115,584
Property and equipment:
  Flight equipment..........................................   638,630     349,836
  Other.....................................................     3,933       3,055
                                                              --------    --------
                                                               642,563     352,891
  Less accumulated depreciation.............................   (58,293)    (33,140)
                                                              --------    --------
  Net property and equipment................................   584,270     319,751
Other assets:
  Debt issuance costs.......................................    12,382       8,607
  Deposits..................................................     2,789       3,381
                                                              --------    --------
                                                                15,171      11,988
                                                              --------    --------
          Total assets......................................  $773,707    $447,323
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $ 21,561    $ 15,359
  Accounts payable and accrued expenses.....................    47,763      18,939
  Income tax payable........................................     6,267         264
                                                              --------    --------
          Total current liabilities.........................    75,591      34,562
Long-term debt, net of current portion......................   462,868     335,902
Deferred income tax payable.................................    22,875       8,144
Commitments and contingencies (Note 5)
Stockholders' equity:
  Preferred Stock, $1 par value; 10,000,000 shares
     authorized; no shares issued...........................        --          --
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 22,450,229 and 19,600,000 shares issued....       225         196
  Additional paid-in capital................................   172,841      66,591
  Retained earnings.........................................    39,543       1,928
  Treasury Stock, at cost; 5,850 shares at December 31,
     1996...................................................      (236)         --
                                                              --------    --------
          Total stockholders' equity........................   212,373      68,715
                                                              --------    --------
          Total liabilities and stockholders' equity........  $773,707    $447,323
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
Revenues:
  Contract services........................................  $296,289    $166,070    $ 86,704
  Scheduled services.......................................     6,005       1,335      10,917
  Charters and other.......................................    13,365       3,862       5,358
                                                             --------    --------    --------
          Total operating revenues.........................   315,659     171,267     102,979
  Operating expenses:
  Flight crew salaries and benefits........................    25,020      14,584       8,887
  Other flight-related expenses............................    27,404      12,361       9,270
  Maintenance..............................................    84,305      42,574      24,517
  Aircraft and engine rentals..............................    27,341      22,902      14,044
  Fuel and ground handling.................................    10,554       5,027       9,747
  Depreciation and amortization............................    25,515      14,793       7,451
  Other....................................................    27,457      16,352      15,169
                                                             --------    --------    --------
          Total operating expenses.........................   227,596     128,593      89,085
Operating income...........................................    88,063      42,674      13,894
Other income (expense):
  Interest income..........................................     7,102       2,025         490
  Interest expense.........................................   (35,577)    (18,460)    (10,784)
                                                             --------    --------    --------
                                                              (28,475)    (16,435)    (10,294)
                                                             --------    --------    --------
Income before income taxes.................................    59,588      26,239       3,600
Provision for income taxes.................................   (21,750)     (8,408)        (14)
                                                             --------    --------    --------
Net income.................................................  $ 37,838    $ 17,831    $  3,586
                                                             ========    ========    ========
Net income per common share................................  $   1.76    $   1.06    $    .24
                                                             ========    ========    ========
Weighted average common shares outstanding.................    21,503      16,783      15,000
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    COMMON STOCK     ADDITIONAL   RETAINED                   TOTAL
                                   ---------------    PAID-IN     EARNINGS    TREASURY   STOCKHOLDERS'
                                   SHARES   AMOUNT    CAPITAL     (DEFICIT)    STOCK        EQUITY
                                   ------   ------   ----------   ---------   --------   -------------
Balance, December 31, 1993.......  15,000   $  150    $     --     $(19,489)   $  --       $(19,339)
  Net income.....................      --       --          --        3,586       --          3,586
                                   ------   ------    --------     --------    -----       --------
Balance, December 31, 1994.......  15,000      150          --      (15,903)      --        (15,753)
  Issuance of Common Stock.......   4,600       46      66,591           --       --         66,637
  Net income.....................      --       --          --       17,831       --         17,831
                                   ------   ------    --------     --------    -----       --------
Balance, December 31, 1995.......  19,600      196      66,591        1,928       --         68,715
  Issuance of Common Stock.......   2,850       29     106,250           --       --        106,279
  Purchase of Treasury Stock.....      --       --          --           --     (933)          (933)
  Issuance of Treasury Stock.....      --       --          --         (223)     697            474
  Net income.....................      --       --          --       37,838       --         37,838
                                   ------   ------    --------     --------    -----       --------
Balance, December 31, 1996.......  22,450   $  225    $172,841     $ 39,543    $(236)      $212,373
                                   ======   ======    ========     ========    =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             ---------   ---------   --------
OPERATING ACTIVITIES:
Net income.................................................  $  37,838   $  17,831   $  3,586
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................     25,155      14,793      7,451
  Amortization of debt issuance cost.......................      2,278         546        217
  Interest financed........................................         --       1,258         --
  Change in deferred income tax payable....................     14,731       8,144         --
  Changes in operating assets and liabilities:
     Accounts receivable and other.........................    (31,009)    (10,751)    (4,101)
     Deposits..............................................        593       5,716     (1,850)
     Accounts payable and accrued expenses.................     28,824       5,770      7,516
     Income tax payable....................................      6,003         264         --
                                                             ---------   ---------   --------
          Net cash provided by operating activities........     84,413      43,571     12,819

INVESTMENT ACTIVITIES:
Purchase of property and equipment.........................   (289,675)   (190,807)   (18,617)
Purchase of short-term investments.........................   (246,387)         --         --
Maturity of short-term investments.........................    131,517          --         --
Advances of notes receivable...............................         --        (550)        --
                                                             ---------   ---------   --------
          Net cash used in investing activities............   (404,545)   (191,357)   (18,617)

FINANCING ACTIVITIES:
Issuance of Common Stock...................................    106,279      66,637         --
Purchase of Treasury Stock.................................       (933)         --         --
Issuance of Treasury Stock.................................        474          --         --
Borrowings on notes payable................................    154,808     181,680     11,653
Principal payments on notes payable........................    (21,640)     (7,792)    (1,043)
Debt issuance costs........................................     (6,053)     (4,573)        --
Advances from affiliate, net...............................         --      (1,700)      (486)
                                                             ---------   ---------   --------
          Net cash provided by financing activities........    232,935     234,252     10,124
                                                             ---------   ---------   --------
          Net increase (decrease) in cash..................    (87,197)     86,466      4,326
Cash and cash equivalents at beginning of period...........     96,990      10,524      6,198
                                                             ---------   ---------   --------
Cash and cash equivalents at end of period.................  $   9,793   $  96,990   $ 10,524
                                                             =========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and History

     Atlas Air, Inc. (the "Company") was incorporated in Delaware in August 1992 as a wholly-owned subsidiary of Aeronautics Leasing, Inc. ("Leasing"). Leasing's sole stockholder was Michael A. Chowdry. In December 1992, Mr. Chowdry incorporated Atlas Holdings, Inc. ("Holdings") to serve as a holding company for both the Company and Leasing in order to separate the third-party leasing activities of Leasing from the Company's air cargo operations. During this reorganization of entities under common control (accounted for in a manner similar to a pooling of interests), the Company became a wholly-owned subsidiary of Holdings. On July 12, 1995, Leasing and certain other assets and liabilities not related to the Company's business were spun off from Holdings to Mr. Chowdry and certain of his affiliates in a tax-free transaction and Holdings was merged into the Company which was accounted for in a manner similar to a pooling of interests (see Note 11 for discussion of the spin-off). The accompanying consolidated financial statements do not include operations of Leasing as those operations are distinctly dissimilar to the operations of the Company. The accompanying consolidated financial statements have been retroactively restated to reflect the spin-off discussed above. As part of the merger, Atlas One, Inc., and LHC Properties became wholly-owned subsidiaries of the Company. Atlas One, Inc. owns certain aircraft acquired through financing provided by Internationale Nederlanden Aviation Lease B.V. ("ING Bank") (see Note 3) and leases these aircraft to the Company. LHC Properties owns the building and other fixed assets which the Company leases for its corporate offices.

     Until the Company obtained its Federal Aviation Administration ("FAA") certification in February 1993, the Company, together with its predecessors, provided air freight services to its customer through the leasing of its aircraft to another air cargo operator. The relationship with the air cargo operator ceased in April 1993 upon completion of the one year contract with such operator and subsequent to receiving FAA certification. While the Company had no significant revenue until it received its FAA certification, two special purpose entities affiliated with the Company, Aeronautics I, Inc. ("Aero I") and Aeronautics O, Inc. ("Aero O"), provided air cargo services to its principal customer (see following discussion of concentration of credit risk) from April 1992 through December 1992. The principal assets consisted of two Boeing 747-200 freighter aircraft (collectively, the "Existing Aircraft"), one in each of Aero I and Aero O, which were financed by ING Bank. The financial statements of these predecessor companies have been combined with the financial statements of the Company as entities under common control in a manner similar to a pooling of interests.

     The Company provides airport to airport cargo services throughout the world to major international airlines pursuant to contractual arrangements with its customers in which the Company provides the aircraft, crew, maintenance and insurance ("ACMI"), referred to as "contract services". The Company also provides charter services and scheduled services on an ad hoc basis. The principal markets served by the Company are Asia and the Pacific Rim from the United States and Europe, and between South America and the United States.

  Basis of Presentation

     On March 13, 1995, the Company's Board of Directors approved a restated certificate of incorporation in Delaware. Upon filing of the restated certificate, the Company split the Common Stock on a 15,000-for-1 basis (the "Stock Split") and adjusted the par value of the Common Stock from $1 to $0.01. All par value, authorized shares, common share and common per share amounts have been retroactively restated in the consolidated financial statements to reflect the Stock Split.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and predecessors. All material intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Property and Equipment

     Owned aircraft are stated at cost. Expenditures for major additions, improvements, flight equipment modifications and certain overhaul and maintenance costs are capitalized. A significant portion of scheduled and unscheduled maintenance is contracted with a maintenance provider under a long-term agreement pursuant to which monthly reserve payments are made to the provider based on flight-hours and such amount is charged to expense currently. Other maintenance and repairs are charged to expense as incurred, except for significant engine overhaul maintenance which is capitalized and charged to expense on a flight-hour basis and D checks which are capitalized and amortized over the corresponding life. Owned aircraft are depreciated over their estimated useful lives of 20 years, using the straight-line method and estimated salvage values of 10% of cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts and any gain or loss is reflected in the results of operations. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management evaluates the recorded asset balances, net of accumulated depreciation, for impairment based on the undiscounted cash flows associated with the asset. Management believes that there have been no events or changes in circumstances which would require review of such recoverability.

  Capitalized Interest

     Interest attributable to funds used to finance the acquisition and modification of aircraft is capitalized as an additional cost of the related aircraft. Interest is capitalized at the Company's weighted average interest rate on long-term debt, or where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the aircraft is placed in service. Capitalized interest was $5,347,000, $3,573,000, and $261,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Deferred Costs

     Debt issuance costs consist of loan costs associated with the ING Bank financing, offering costs associated with the sale of the 12 1/4% Pass Through Certificates and the Bankers Trust credit facility (see Note 3). These costs are being amortized over the life of the respective debt obligation, using the effective interest method for amortization. Amortization of debt issuance costs was $2,278,000, $546,000 and $218,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

  Cash Equivalents

     All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Short-Term Investments

     All investments in debt securities with an original maturity beyond three months, but with a current maturity of less than one year, are considered to be short-term investments (see Note 2).

  Net Income Per Common Share

     Net income per common share is computed based on the weighted average number of common shares outstanding during the period. The effect of outstanding stock options is immaterial.

  Income Taxes

     The Company provides for income taxes using the asset and liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period that includes the enactment date.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, certificates of deposit, short-term investments, short-term trade receivables and payables and long-term debt. The carrying values of cash, certificates of deposit, and short-term trade receivables and payables approximate fair value. The fair value of long-term debt is estimated based on current rates available for similar debt with similar maturities and security (see Note 3).

  Significant Customers and Concentration of Credit Risk

     China Airlines Ltd., KLM Royal Dutch Airlines and Lufthansa Cargo AG accounted for approximately 34%, 12% and 11%, of the Company's total revenues, respectively, for the year ended December 31, 1996. China Airlines Ltd., KLM Royal Dutch Airlines and Varig Brazilian Airlines accounted for approximately 60%, 19% and 11% of the Company's total revenue, respectively, for the year ended December 31, 1995 and approximately 47%, 20% and 14%, respectively, for the year ended December 31, 1994. Accounts receivable from these principal customers were $18,344,000 and $11,038,000 in the aggregate at December 31, 1996 and 1995, respectively. The Company is in dispute with one of its customers with respect to the validity of certain charges for materials and labor that the customer has invoiced to the Company, and with respect to certain ACMI billings.

  Significant Transactions

     During 1994, the Company committed to the purchase of four Boeing 747-200 aircraft from Deutsche Lufthansa AG (the "Lufthansa Aircraft"). Upon completion of cargo modification by The Boeing Company ("Boeing"), the first, second and third Lufthansa Aircraft were placed in service by the Company in March, April and June 1995, respectively. Payments to Boeing were financed with funds available under the ING Bank loan agreement (see Note 3). The fourth Lufthansa Aircraft was delivered to Boeing in December 1995 and was placed in service in March 1996. Funding for this aircraft was made available through the issuance by the Company of Equipment Notes (see Note 3).

     During 1995, the Company committed to the purchase of three Boeing 747-200 aircraft (the "Alitalia Aircraft") from Alitalia Linee Aeree Italiane S.p.A. ("Alitalia"). The first Alitalia Aircraft was delivered to Boeing for cargo modification in June 1995. This aircraft was placed in service by the Company in November 1995. The second Alitalia Aircraft was delivered to Hong Kong Aircraft Engineering Co., Ltd. ("HAECO") in November 1995 for cargo modification and was placed in service by the Company in

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

January 1996. The third Alitalia Aircraft was delivered to HAECO in December 1995 for cargo modification and was placed in service by the Company in April 1996.

     In accordance with the terms of the ING Bank loan agreement, the Company financed the purchase and cargo modification of the first Alitalia Aircraft with funds previously committed for the purchase and cargo modification of the fourth Lufthansa Aircraft under the ING Bank loan agreement (see Note 3). In addition, in June 1995, the Company utilized approximately $4 million available under the ING Bank loan agreement to fund deposits with Alitalia for the second and third Alitalia Aircraft.

     In August 1995, the Company consummated its initial public offering ("IPO") covering 4,600,000 shares of its Common Stock at a price of $16 per share. IPO proceeds in excess of par value, net of costs, are reflected in Additional Paid-in Capital. The proceeds of the IPO were used for working capital and other general corporate purposes.

     In November 1995, the Company sold $100 million of 12 1/4% Pass Through Certificates, for which it issued Equipment Notes (see Note 3), the proceeds of which were utilized to complete the purchase and cargo modification of the fourth Lufthansa Aircraft and the second and third Alitalia Aircraft.

     In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft (the "Thai Aircraft") and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The Thai Aircraft are being converted into freighter configuration by Boeing. The first of these aircraft was placed into service by the Company at the end of September 1996. The average cost of each of the six aircraft, including conversion costs, is expected to average approximately $45 million. The Company has placed a nonrefundable deposit of $3 million with Thai Airways with respect to its acquisition of the Thai Aircraft. The Company obtained financing from Finova Capital Corporation (see Note 3) for approximately 80% of the total acquisition and conversion cost of the first Thai Aircraft, pursuant to which it borrowed approximately $21.2 million in the first quarter of 1996 and $11.6 million at the end of the third quarter of 1996, upon re-delivery of the aircraft from Boeing. In August and September 1996, the second and third Thai Aircraft were delivered to Boeing for conversion into freighter configuration. These aircraft were re-delivered to the Company and placed into service by the Company in the fourth quarter of 1996 and the first quarter of 1997, respectively. The fourth Thai Aircraft was purchased in November 1996 and delivered to Boeing for conversion into freighter configuration for re-delivery to the Company in the second quarter of 1997. Financing for the second, third and fourth Thai Aircraft was secured through the revolving credit facility, which was established in May 1996 and is discussed below. The fifth and sixth Thai Aircraft will be purchased from Thai Airways in April 1997 and delivered to Boeing for conversion into freighter configuration for re-delivery to the Company during the second half of 1997.

     In March 1996, the Company entered into an agreement with Federal Express Corporation ("Federal Express") to lease five 747-200 freighter aircraft (the "Federal Express Aircraft"), plus spare engines. The first four Federal Express Aircraft were delivered to the Company between March and September 1996. The remaining Federal Express Aircraft is scheduled to be delivered to the Company at the beginning of the second quarter of 1997. The lease term ends in January 1998 for all five of the aircraft. The lease rate is $450,000 per month per aircraft. In addition, in January 1997 the Company purchased a Boeing 747 simulator from Federal Express for $2.1 million.

     In May 1996, the Company consummated its secondary public offering ("SPO") covering 2,300,000 shares of its Common Stock at a price of $45.75 per share. SPO proceeds in excess of par value, net of costs, are reflected in Additional Paid-in Capital. The net proceeds were retained for working capital and other general corporate purposes including, but not limited to, the acquisition and conversion of aircraft.

     In May 1996, the Company entered into a $175 million revolving credit facility provided by two lenders for the acquisition and conversion of flight equipment, including any or all of the remaining five Thai Aircraft.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The facility has a two-year revolving period with a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. The Company closed on and drew down its initial borrowing pursuant to the facility in May 1996. As of December 31, 1996, the Company had drawn down $113.5 million for the purchase of four aircraft, including modification costs, and three spare engines (see Note 17).

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

     In June 1996, the Company entered into a ten year engine maintenance agreement with General Electric Company ("GE") for the engine maintenance of up to 15 aircraft powered by CF6-50E2 engines. The agreement commenced in the third quarter with the testing of several engines for acceptance into the GE program. The engines associated with certain aircraft acquired in 1996 have been placed into this maintenance program. Effective in the year 2000, the Company has an option to add not less than 40 additional engines to the program.

     In December 1996, the Company entered into an agreement with Marine Midland Bank ("Marine Midland") for the purchase of one 747-200 passenger aircraft (the "PAL Aircraft") for a purchase price of $22 million, including a spare engine. In connection with the purchase of the PAL Aircraft, the Company assumed Marine Midland's lessor interest in the lease of such aircraft to Philippine Airlines ("PAL") for the remainder of the lease term (January 2000). The Company is currently negotiating with PAL for the early termination of the lease and delivery of the PAL Aircraft to the Company for conversion to freighter configuration, although there can be no assurances in that regard.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

  Supplemental Cash Flow Information

     The aggregate interest payments made by the Company net of amounts capitalized were $30,744,000, $15,563,000 and $9,724,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Prior to December 1995, the required monthly payment under the ING Bank loan agreement was less than the accrued interest, thus causing $1,258,000 of accrued interest in 1995 to be financed by the lender as an increase in the principal balance (see Note 3).

     The Company made federal and state income tax payments of approximately $750,000, $399,000 and $60,000 in the years ended December 31, 1996, 1995 and
1994, respectively.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SHORT-TERM INVESTMENTS

     Proceeds from the SPO, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of December 31, 1996 (in thousands):

                              AGGREGATE     GROSS UNREALIZED    GROSS UNREALIZED    (AMORTIZATION)
       SECURITY TYPE          FAIR VALUE     HOLDING GAINS       HOLDING LOSSES       ACCRETION
----------------------------  ----------    ----------------    ----------------    --------------
Commercial Paper............   $ 14,931           $ --                $  1               $(39)
Medium Term Notes...........     47,839             16                   5                 91
U.S. Government Agencies....     15,174             18                   9                (34)
Corporate Notes.............     16,586              1                   1                163
Market Auction Preferreds...     10,500             --                  --                 --
Corporate Bonds.............      8,088             --                  23                  8
                               --------        -------             -------               ----
          Totals............   $113,118           $ 35                $ 39               $189
                               ========        =======             =======               ====

In addition, accrued interest on short-term investments at December 31, 1996 was approximately $1.7 million. Interest earned on these investments and maturities of these investments are reinvested in similar securities.

3. LONG-TERM DEBT

     Long-term debt and current maturities are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
ING Bank debt...............................................  $225,112    $232,494
Lufthansa Debt..............................................     9,556      18,373
Equipment Notes.............................................   100,000     100,000
Finova Debt.................................................    32,503          --
Aircraft Credit Facility....................................   113,469          --
Other.......................................................     3,789         394
                                                              --------    --------
                                                               484,429     351,261
Current maturities..........................................   (21,561)    (15,359)
                                                              --------    --------
Long-term debt..............................................  $462,868    $335,902
                                                              ========    ========

  ING Bank Debt

     In December 1994, the Company renegotiated its loan agreement with ING Bank. Pursuant to the new loan agreement, ING Bank agreed to provide up to $231 million of financing to the Company for the following purposes: refinance amounts previously borrowed by the Company; finance the purchase price of two Lufthansa Aircraft ("ING Bank Financed Lufthansa Aircraft"); finance the costs of converting the Lufthansa Aircraft to freighter configuration; finance advances to Deutsche Lufthansa AG ("Lufthansa") for the purchase of the Lufthansa Aircraft; provide financing for the cost of a maintenance event (D Check) in 1995 on an Existing Aircraft; pay certain loan origination fees and finance a previous obligation of the Company to ING Bank arising as a result of a guarantee of the debt of an unrelated party. Subsequently, ING Bank increased the size of its commitment under the new loan agreement to $232.9 million.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The loan agreement required three consecutive monthly payments by the Company to ING Bank of $1,100,000 from January 1995 through March 1995 and requires monthly payments of $980,000 thereafter for the two Existing Aircraft. As to the Lufthansa Aircraft that are financed by Lufthansa ("Lufthansa Financed Aircraft") (see discussion of Lufthansa Debt below), the terms of the loan agreement require payments by the Company of $90,000 per month per Lufthansa Financed Aircraft to ING Bank and $400,000 per month per Lufthansa Financed Aircraft to Lufthansa until the Lufthansa Debt is paid in full. At such time, the payment to ING Bank will increase to $490,000 per month per Lufthansa Financed Aircraft. The terms of the loan agreement require payments by the Company of $490,000 per month per ING Bank Financed Lufthansa Aircraft to ING Bank.

     For all but $30,000,000 of the total indebtedness to ING Bank (which amount was financed at a fixed interest rate of 11.53% through September 1995, at which time the interest rate was converted to one-month LIBOR (London Interbank Offered Rate) plus 2.65%), the loan agreement accrues interest at one-month LIBOR plus 2.65%. To the extent one-month LIBOR increases or decreases, the loan's maturity date will lengthen or shorten, respectively. Should LIBOR exceed 7.5% after November 1997, the scheduled payments described above will be increased in accordance with a prescribed formula; likewise, if LIBOR should decrease below 2.5%, the scheduled payments will be decreased in accordance with a prescribed formula. The one-month LIBOR rate at December 31, 1996 was 5.64% for purposes of this loan.

     The collateral for the loan agreement between the Company and ING Bank consists of the following: a first priority lien and security interest in and to all aircraft owned by the Company (other than the Lufthansa Financed Aircraft, the Equipment Notes Financed Aircraft, the Finova Financed Aircraft and the Bankers Trust Financed Aircraft) and the common stock of the Company's subsidiary owning such aircraft; a pledge of shares of Common Stock of the Company held by Mr. Chowdry with a fair market value of $20,000,000; an assignment of the Boeing Modification Agreement for the Lufthansa Aircraft; and a second priority lien and security interest in and to the Lufthansa Financed Aircraft (which converts to a first priority lien when the Lufthansa Debt is paid in full).

     Certain debt covenants under the ING Bank debt preclude one of the Company's subsidiaries from declaring dividends, redeeming its own stock for value, or returning any capital to its stockholders.

  Lufthansa Debt

     Lufthansa financed approximately $12.5 million of the purchase price of each Lufthansa Financed Aircraft ("Lufthansa Debt"). The Lufthansa Debt associated with the first and second Lufthansa Financed Aircraft is included in long-term debt at December 31, 1996 and 1995.

     The loan agreement requires monthly payments of $400,000 per Lufthansa Financed Aircraft commencing three months after scheduled delivery until the Lufthansa Debt and related interest is paid in full. The Company began remitting payments on the first and second Lufthansa Financed Aircraft in January 1995, and February 1995, respectively. The Lufthansa Debt accrues interest at an annual rate of approximately 8.8%. The loan is secured by a first priority lien and security interest in and to the Lufthansa Financed Aircraft.

  Equipment Notes

     In November 1995, the Company sold $100 million of 12 1/4% Pass Through Certificates. Each 12 1/4% Pass Through Certificate due 2002 (each a "Certificate") represents a fractional undivided interest in the Atlas Air Pass Through Trust (the "Trust") formed pursuant to a pass through trust agreement between the Company and First Fidelity Bank, N.A., as trustee under the Trust. The property of the Trust consists of 12 1/4% Senior Secured Notes due 2002 (the "Equipment Notes") issued by the Company to finance, together with funds from the Company, the acquisition and conversion cost of three Boeing 747 aircraft (the "Collateral Aircraft") that were acquired by the Company in the fourth quarter of 1995 and converted to freighter

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

configuration in the first quarter of 1996. The Company issued the related Equipment Notes during the fourth quarter of 1995 and the first quarter of 1996 at or prior to the time predelivery deposits and final purchase price payments were required to be made with respect to the Collateral Aircraft.

     The Equipment Notes are senior obligations of the Company issued under separate indentures relating to each of the Collateral Aircraft, and have an interest rate equal to the interest rate payable on the Certificates. The Equipment Notes issued with respect to each Collateral Aircraft are secured by a first priority security interest in such Collateral Aircraft, and by a second priority security interest in each of the other Collateral Aircraft. The amounts payable by the Company on account of the Equipment Notes, together with other amounts payable by the Company, will be sufficient to pay in full when due all payments of principal, premium, if any, and interest on, the Certificates.

     Interest paid on the Equipment Notes commenced June 1, 1996 and is passed through to the Certificateholders on June 1 and December 1 of each year, at a rate per annum of 12 1/4%. The Equipment Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 1998 at redemption prices ranging from 108% in 1998 to 100% in 2001 and thereafter, together with accrued and unpaid interest, if any, to the date of redemption. The Company is required to provide for the retirement of one-third of the aggregate principal amount of the Equipment Notes on December 1 in each of 2000 and 2001 through the operation of a sinking fund at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon to the redemption date.

     Covenants with respect to the Collateral Aircraft require specific levels of insurance, as well as contain requirements regarding possession, maintenance, lease or transfer of the aircraft. Certain covenants applicable to the Company include, among other restrictions, limitations on indebtedness, restricted payments and asset sales. The Company is in compliance with all of its covenants.

     With respect to limitation on indebtedness, the Company is limited as to the amount and type of indebtedness it may incur, unless it meets or exceeds a consolidated fixed charge coverage ratio. This ratio is the sum of (a) net income, interest expense, tax expense and non-cash charges deducted in computing net income for a certain period, as compared to (b) the interest expense for that period. The Company may not incur more than $15,000,000 of additional indebtedness, unless at the time of such incurrence the consolidated fixed charge coverage ratio would have been at least equal to 2.5 to 1.0 through December 31, 1996 and 2.75 to 1.0 thereafter. The Company may, however, incur up to $100 million of indebtedness secured by aircraft at any time outstanding without regard to the foregoing test.

     Restricted payments of the Company include (a) the payment of dividends or distributions to shareholders, other than in shares of its capital stock; (b) the purchase or redemption of shares of its capital stock; (c) the payment towards debt prior to any scheduled principal payment or maturity; and (d) the investment in an entity unless the entity becomes a wholly-owned subsidiary. Restricted payments are allowable provided that (a) the Company is not in default of its covenants; (b) the Company meets or exceeds the consolidated fixed charge coverage ratio; and (c) the aggregate amount of all restricted payments does not exceed the sum of (1) 50% of the cumulative net income during the period of indenture to date; (2) net cash proceeds from any sale of its capital stock or debt securities subsequent to the period of indenture; (3) any return of capital from other than a wholly-owned subsidiary; and (4) $10,000,000.

  Finova Debt

     The Company obtained financing from Finova Capital Corporation for approximately 80% of the total acquisition and conversion cost of the first Thai Aircraft, or $32.8 million. The loan accrues interest at 10.13% and calls for the payment of interest only prior to re-delivery of the aircraft to the Company. Subsequent to re-delivery, principal and interest is paid monthly such that the loan matures on October 1, 2003. The loan is secured by a first priority security interest in the first Thai Aircraft.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Aircraft Credit Facility

     In May 1996, the Company entered into a $175 million revolving credit facility. This revolving loan facility provides for the acquisition and conversion of flight equipment, including any or all of the remaining five Thai Aircraft. The facility has a two-year revolving period with a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. At the time of each borrowing the Company must select either a Base Rate Loan (prime rate, plus 1.5% through May 8, 1998, thereafter plus 2.0%) or a Eurodollar Rate Loan (Eurodollar rate, plus 2.5% through May 8, 1998, thereafter plus 3.0%). The Eurodollar Rate Loan was selected by the Company for all borrowings in 1996. Each borrowing is secured by a first priority security interest in the collateral flight equipment of that borrowing. Certain tests must be met before each purchase of aircraft and related drawdown on the facility. To date, the Company has met these tests. If in the future, the Company cannot meet all the tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, the Company believes that other financing sources would be available to the Company or that it would acquire aircraft using its internal cash or seek a waiver of any necessary conditions (see Note 17.).

     Covenants with respect to the credit facility require specific levels of insurance, as well as contain requirements regarding possession, maintenance, and lease or transfer of the flight equipment. Certain covenants applicable to the Company include, among other restrictions, limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures and leases. The Company must maintain a Minimum Interest Coverage Ratio (as defined) of 2.50:1.00 (increasing in 1998 to 2.75:1.00, with additional increases in subsequent years), a Minimum Fixed Charge Coverage Ratio (as defined) of 1.25:1.00 (decreasing in 1998 to 1.10:1.00), a Maximum Leverage Ratio (as defined) of 4.50:1.00 (decreasing in 1998 to 4.25:1.00, further decreasing in subsequent years), and a Minimum Consolidated Net Worth (as defined) of $100 million (increasing in 1997 to $120 million, with additional increases in subsequent years). The Company is in compliance with all of its covenants at December 31, 1996.

  Fair Value of Long-Term Debt

     Based on current rates available for similar debt with similar maturities and security, the fair values of the ING Bank debt, Lufthansa Debt, Finova Debt and Aircraft Credit Facility at December 31, 1996, are estimated to be their carrying values. The Equipment Notes are publicly traded. Based on published trading prices at December 31, 1996, the fair value of the Equipment Notes is estimated to be $109 million.

  Five Year Debt Maturities

     At December 31, 1996, principal repayments on long-term debt for the next five years were as follows (in thousands):

                             1997      1998      1999       2000      2001     THEREAFTER
                            -------   -------   -------   --------   -------   ----------
ING Bank debt.............  $ 7,280   $17,449   $19,384   $ 21,055   $22,869     $137,075
Lufthansa Debt............    9,158       398        --         --        --           --
Equipment Notes...........       --        --        --     33,333    33,333       33,334
Finova Debt...............    2,455     2,710     3,001      3,317     3,672       17,348
Aircraft Credit
  Facility................       --    18,911    37,823     56,735        --           --
Other.....................    2,668       699       124         13        13          272
                            -------   -------   -------   --------   -------     --------
                            $21,561   $40,167   $60,332   $114,453   $59,887     $188,029
                            =======   =======   =======   ========   =======     ========

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. INCOME TAXES

     The Company has historically filed a consolidated federal income tax return with Holdings and Leasing. Subsequent to the completion of the spin-off in July 1995 (discussed in Note 11), Leasing is no longer included in the consolidated group. The Company has net operating loss carryforwards of approximately $57,000,000 (inclusive of the allocable net operating loss of approximately $45,100,000 that resulted from the spin-off) as of December 31, 1996 which expire between 2008 and 2011. The Company has generated approximately $7,020,000 of alternative minimum tax credit carryforwards which are available in subsequent years to reduce its regular tax liability subject to statutory limitations. All tax years of the Company that are statutorily open are currently under examination by the Internal Revenue Service ("IRS"), as well as state and local authorities. The Company believes that it has adequately provided for all income tax liabilities and that final resolution of any IRS examination will not have a material effect on its financial position or results of operations.

     The provision for income taxes consisted of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                              1996       1995     1994
                                                             -------    ------    ----
Current:
  Federal..................................................  $ 6,625    $  251     $--
  State and local..........................................      394        13      14
Deferred:
  Federal..................................................   14,731     8,144      --
  State and local..........................................       --        --      --
                                                             -------    ------     ---
     Provision for income taxes............................  $21,750    $8,408     $14
                                                             =======    ======     ===

     The provisions for income taxes were at rates different from the U.S. federal statutory rate for the following reasons:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1996     1995      1994
                                                             -----    -----    ------
Statutory federal income tax provision rate................  35.00%   35.00%    35.00%
State and local income taxes, net of federal tax benefit...    .66%      --       .25%
Nondeductible items........................................   2.04%    1.44%     6.92%
Reversal of prior year valuation allowance.................     --    (4.83)%      --
Benefit of net operating loss..............................  (1.20)%     --    (41.78)%
Other......................................................     --      .43%       --
                                                             -----    -----    ------
  Effective tax provision rate.............................  36.50%   32.04%      .39%
                                                             =====    =====    ======

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The net deferred income tax liability components are as follows (in thousands):

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........  $57,127    $29,602
  Other.....................................................    1,564         --
                                                              -------    -------
          Total deferred tax liabilities....................   58,691     29,602
Deferred tax assets:
  Tax benefit of net operating loss carryforwards...........   20,804     15,793
  Tax benefit of passive loss carryforwards.................       --      2,920
  Tax benefit of alternative minimum tax credits............    7,020         --
  Other.....................................................    7,992      2,745
                                                              -------    -------
          Total deferred tax assets.........................   35,816     21,458
                                                              -------    -------
          Net deferred tax liability........................  $22,875    $ 8,144
                                                              =======    =======

5. COMMITMENTS AND CONTINGENCIES

  Aircraft

     Minimum annual rental commitments under noncancelable aircraft operating leases for years ending December 31, are approximately (in thousands):

1997 (six Boeing 747-200 aircraft)..........................  $30,150
1998 (one Boeing 747-200 aircraft)..........................    4,500
1999 (one Boeing 747-200 aircraft)..........................    4,500
2000 (one Boeing 747-200 aircraft)..........................    4,500
2001 (one Boeing 747-200 aircraft)..........................    4,500
Thereafter (one Boeing 747-200 aircraft)....................   37,125

     In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

     Aircraft and engine rentals, including short-term rentals, were $27,341,000, $22,902,000 and $14,044,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

  Cargo Modification

     As of December 31, 1996, the third and fourth Thai Aircraft were undergoing cargo modification as to which certain of the costs had already been paid to Boeing and other vendors. Such amounts are recorded in Flight Equipment in the December 31, 1996 balance sheet. The remaining commitments to Boeing and other vendors as of December 31, 1996 for the third and fourth Thai Aircraft at Boeing were approximately $15 million and $19 million, respectively. These commitments are expected to be paid in the first quarter of 1997.

  Maintenance Agreements

     In January 1995, the Company entered into a maintenance agreement with one of its principal customers. This agreement includes a provision which requires the Company to remit a fixed amount per flight hour each month to the customer, for which the customer will perform most regular maintenance on a substantial portion

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the aircraft in the Company's fleet. The agreement extends for a period of ten years. Pursuant to its maintenance agreement, engines may be upgraded when inducted into the maintenance pool in order to improve engine reliability and to lower Company operating costs. When such costs are incurred and identified, they are capitalized and amortized over the remaining life of each applicable engine. As of December 31, 1996, the customer had not invoiced the Company for any such costs. However, the Company expects to incur between $10 million and $15 million for such upgrades over the term of the contract.

     In April 1995, the Company entered into an agreement with a contract-maintenance operator, Hong Kong Aircraft Engineering Company ("HAECO"), pursuant to which HAECO agreed to convert to full freighter configuration and/or undertake D-checks on ten Boeing 747 aircraft, by October 1, 1997, at a fixed rate per man hour. The Company has guaranteed a minimum number of such man hours. Pursuant to this contract, the Company has the right to release, at a minimum of six months in advance, the contract hours back to HAECO for use by other HAECO customers. During 1996 and for the first eight months of 1997, the Company exercised its right to release the contract hours back to HAECO and believes that it thereby has fulfilled its commitment under this contract.

     As part of the purchase of the Alitalia Aircraft in 1995, the Company agreed with Alitalia to utilize, or cause other parties to utilize, Alitalia's maintenance services for an aggregate cost of $25 million over a five year period. The Company anticipates that it will be able to fulfill this commitment during the life of the agreement.

     In June 1996, the Company entered into a ten year engine maintenance agreement with GE for the engine maintenance of up to 15 aircraft powered by CF6-50E2 engines. The agreement commenced in the third quarter of 1996 with the acceptance of engines associated with aircraft acquired in the third and fourth quarter of 1996. Effective in the year 2000, the Company has an option to add not less than 40 engines to the program.

  Office and Warehouse

     In 1995, the Company entered into an operating lease for office space expiring in the year 2000, with two five year renewal provisions. In 1996, the Company entered into an operating lease for warehouse space expiring in September 1997, with two five year renewal provisions. Future minimum rental commitments by year are as follows for the years ending December 31:
1997 -- $535,000; 1998 and 1999 -- $492,000 per year; 2000 -- $205,000. Rental expense, including short-term rentals, was $615,000, $579,000 and $248,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Employment Agreements

     An officer resigned from employment in February 1996, at which time his options fully vested, pursuant to his employment agreement. In addition, he was paid $262,500 as well as certain relocation costs.

     The Company entered into an employment agreement with Mickey Foret dated as of April 19, 1996, pursuant to which Mr. Foret began his employment as President of the Company effective June 1, 1996. The agreement will expire on May 31, 1999. The employment agreement provides for a base annual salary of $400,000. In addition, Mr. Foret received signing bonuses of $750,000 and $2,115,639, on June 1, 1996 and January 1, 1997, respectively, and is entitled to an annual bonus at the discretion of the Compensation Committee. The agreement provides that Mr. Foret be granted options on the commencement of his employment under the 1995 Stock Option Plan to purchase 300,000 shares of Common Stock at an exercise price of $41.75 per share, exercisable in five equal installments commencing one year following the date of grant and annually thereafter. The agreement is subject to termination by the Company with or without cause. If the agreement is terminated by the Company without cause, Mr. Foret is entitled to receive a termination

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

payment equal to 24 months of his base compensation and all options granted to Mr. Foret under the 1995 Stock Option Plan would vest on the date of his termination.

     In August 1996, an officer resigned from the Company, but retained his position as a Board member. Upon becoming an outside Board member, he received the same Board fee arrangement as the other outside board members, including an annual grant of 1,000 options to purchase shares of Company common stock. This former officer will be retained as a consultant for a period of nine months from the date of resignation.

     The Company has entered into employment agreements with certain other key employees. Such employment agreements provide for, among other things, base annual salary, certain bonuses, the grant of options to purchase common stock of the Company under the 1995 Stock Option Plan (see Note 13), and in certain circumstances relocation and severance benefits.

     The Company has an obligation which arose in prior years to pay an officer of the Company $332,000 should his employment by the Company and its affiliates be terminated for any reason. On July 11, 1995, this officer resigned his position with the Company to accept a position with an affiliate of the Company. This obligation is recorded in accrued salaries and wages (see Note 8).

  FAA Airworthiness Directives

     On September 21, 1993 and June 4, 1994, the FAA issued Airworthiness Directives requiring the inspection and replacement of certain engine components with which the Company must comply by December 1997 at an estimated aggregate cost of $1.1 million for all of the aircraft in the Company's fleet. In November 1994, the FAA issued Nacelle Strut Modification Service Bulletins which are expected to be converted into Airworthiness Directives. The Company's aircraft would have to be brought into compliance with such Airworthiness Directives within the next four years at an estimated cost of approximately $500,000 for each aircraft in its fleet. The FAA has also issued Directives relating to pylon modifications. The Company has 12 aircraft to be modified pursuant to these Directives prior to March 2000 at a total modification cost of approximately $7.2 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the 12 aircraft (excluding the Federal Express Aircraft) is 12,000 cycles and the average cycles operated per year is 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and the entire current fleet will require modification prior to the year 2009. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Airworthiness Directives cannot currently be estimated, but could be substantial.

     Upon acquisition of an aircraft, the Company determines whether or not the aircraft is in compliance with Airworthiness Directives and tries to anticipate all future compliance requirements. The necessary work to bring the aircraft into compliance is then scheduled at the time of conversion of the aircraft to freighter configuration, in order to minimize unscheduled maintenance events.

6. RELATED PARTY TRANSACTIONS

     Leasing paid the Company $360,000 in 1994 for office, management and administrative personnel expenses incurred by the Company on Leasing's behalf. Effective December 31, 1994, the Company ceased providing such services to Leasing. The Company recorded the payments from Leasing as other income in 1994. During 1995 and 1996, the Company performed minor accounting and payroll services on behalf of Leasing for which it was reimbursed for out-of-pocket expenses.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In June 1995, the Company extended a non-interest bearing loan to an officer of the Company in the amount of $125,000 in connection with such officer's relocation to Colorado, which the Company forgave in July 1995.

     In August and September 1995, the Company extended demand loans to three senior vice presidents of the Company in the aggregate amount of $550,000, bearing interest at an annual rate of 7.50%. Two of the loans plus interest were paid in full in April and May 1996. A loan of up to $750,000, bearing interest at 5.87%, was extended in June 1996 to one officer for the purpose of constructing a residence. As of December 31, 1996 the outstanding balance of officer demand loans was $473,000.

     In November 1995, the Company began renting a Cessna Citation SP, on an as needed basis, from MAC Flightlease, Inc. for the purpose of corporate business travel. MAC Flightlease, Inc. is wholly-owned by Mr. Chowdry. The Company paid $265,000 in 1996 and $52,000 in 1995 for such travel, at rates which are considered by the Company to be at fair market value.

7. ACCOUNTS RECEIVABLE AND OTHER

     The components of accounts receivable and other are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Accounts receivable-trade...................................  $41,687    $14,422
Insurance and vendor claims.................................    5,952      3,365
Employee receivables........................................      606        561
Prepaids and other..........................................    1,979        870
Less: Allowance for doubtful accounts.......................     (621)      (624)
                                                              -------    -------
                                                              $49,603    $18,594
                                                              =======    =======

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Accounts payable-trade......................................  $15,745    $ 1,708
Accrued salaries and wages..................................    5,547      3,859
Accrued maintenance.........................................   11,621      6,538
Accrued interest............................................    3,348      1,055
Other accrued expenses......................................   11,502      5,779
                                                              -------    -------
                                                              $47,763    $18,939
                                                              =======    =======

9. SAVINGS AND RETIREMENT PLAN

     The Company implemented a 401(k) Retirement Plan (the "Plan") in June 1994, under which eligible employees may contribute up to 15% of their total pay. The Plan covers substantially all employees. The Company did not make contributions to the Plan in 1994 or 1995. Effective May 1, 1996, the Plan was amended to provide for Company contributions equal to 50% of the first 10% of contributions made by employees, for which the Company incurred an expense of $559,000 for the year ended December 31, 1996.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. BUSINESS SEGMENTS

     The Company operates in one business segment, which is to provide the common carriage of freight over various worldwide routes.

     The assets of the Company, principally flight equipment, support its entire worldwide transportation system and are not readily identifiable by geographic area. Property and equipment, other than flight equipment, located in foreign locations is not significant.

     Foreign sales accounted for 98%, 99% and 99% of total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. All foreign sales were U.S. dollar denominated.

11. SPIN-OFF OF LEASING

     On July 12, 1995, Leasing and all other assets and liabilities of Holdings not related to the Company's operation were spun off from Holdings to Mr. Chowdry and certain of his affiliates (other than the Company) in a tax-free transaction. The consolidated financial statements have been retroactively restated to reflect the spin-off. At December 31, 1994, the Company had a remaining accrual of approximately $1.6 million for amounts representing a cash capital contribution payable to Leasing intended to provide funding necessary for Leasing to be independent from the Company after completion of the spin-off. The contribution was deducted from the equity of Holdings in 1994.

12. PREFERRED STOCK

     The Board of Directors is authorized under the restated certificate of incorporation to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others. At present, the Company has no plans to issue any shares of Preferred Stock.

13. STOCK-BASED COMPENSATION PLANS

  Employee Stock Purchase Plan

     In 1995, the Company established an Employee Stock Purchase Plan (the "Stock Purchase Plan"). Employees eligible to participate in the Stock Purchase Plan are those who have completed at least one year of employment with the Company, but excluding employees whose customary employment is not more than five months in any calendar year or 20 hours or less per week. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors of the Company which determines the terms and conditions under which shares are offered and corresponding options granted under the Stock Purchase Plan for any Purchase Period, as defined in the Stock Purchase Plan. Employees may contribute up to 15% of their gross base compensation subject to certain limitations. The price per share at which the Common Stock is purchased pursuant to the Stock Purchase Plan is the lesser of 85% of the fair market value of the Common Stock on the first or last day of the applicable Purchase Period. The maximum number of shares of Common Stock which may be issued on the exercise of options purchased under the Stock Purchase Plan is 1,000,000 shares. As of December 31, 1996, 22,668 shares have been issued at a weighted average cost of $20.95 to 120 employees who have participated in the Stock Purchase Plan.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  1995 Stock Option Plan

     In 1995, the Company adopted the 1995 Stock Option Plan ("1995 Plan"), whereby employees may be granted options, incentive stock options, share appreciation rights, and restricted shares. The portion of the 1995 Plan applicable to employees is administered by the Compensation Committee of the Board of Directors of the Company which also establishes the terms of the awards. The 1995 Plan also provides for certain automatic grants of nonqualified stock options to non-employee directors which become exercisable on the date of grant and expire on the tenth anniversary of the date of grant. Originally, an aggregate of 1,800,000 shares were reserved for issuance in connection with awards and director's options under the 1995 Stock Option Plan. Following shareholder approval, an additional 300,000 shares were reserved.

  Other

     In July 1995, options to purchase 125,000 and 71,430 shares of the Company's Common Stock were granted to an officer ("July 1995 Grant"), who subsequently resigned from his position with the Company to accept a position with an affiliate of the Company, at exercise prices of $10.00 per share and $14.00 per share, respectively.

  Statement of Financial Accounting Standards No. 123

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 1996 and 1995, using the Black-Scholes pricing model and the following weighted average assumptions:

                  ASSUMPTIONS -- 1995 PLAN                     1996        1995
                  ------------------------                    -------    ---------
Risk-free interest rates....................................  6.31%      6.04%
Expected dividend yields....................................  --         --
Expected lives..............................................  5 years    2.5 years
Expected volatility.........................................  73.44%     73.44%

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's pro forma net income and pro forma net income per common share would have been reported as follows:

                                                                    1996       1995
                                                                   -------    -------
Net income (in thousands):........................  As Reported    $37,838    $17,831
                                                      Pro Forma    $35,211    $15,857
Net income per common share:......................  As Reported    $  1.76    $  1.06
                                                      Pro Forma    $  1.64    $   .94

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the 1995 Plan and the July 1995 Grant at December 31, 1996 and 1995 and changes during the years then ended is presented in the table below:

                                              1996                           1995
                                   ---------------------------    --------------------------
                                              WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                    SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                   --------   ----------------    -------   ----------------
Outstanding at beg. of year......   853,650        $12.99              --            --
Granted..........................   369,000        $41.44         853,650        $12.99
Exercised........................  (550,229)       $12.11              --            --
Forfeited........................   (36,459)       $16.00              --            --
                                   --------                       -------
Outstanding at end of year.......   635,962        $30.09         853,650        $12.99
                                   ========                       =======
Exercisable at end of year.......   166,273        $14.21         561,930        $10.54
Weighted average fair value of
  options granted................  $  27.27                       $  5.02

     The following table summarizes information with regard to the options outstanding at December 31, 1996:

                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  ------------------------------------   ----------------------
                                                 WEIGHTED
                                                  AVERAGE     WEIGHTED                 WEIGHTED
                                                 REMAINING    AVERAGE                  AVERAGE
       RANGE OF EXERCISE            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
             PRICES               OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
       -----------------          -----------   -----------   --------   -----------   --------
$10.00 -- $14.00................    111,930      4.6 years     $12.20      111,930      $12.20
$16.00 -- $22.25................    155,032      8.8 years     $16.00       50,343      $16.00
$38.25 -- $56.38................    369,000      9.4 years     $41.44        4,000      $48.03
                                    -------                                -------
$10.00 -- $56.38................    635,962      8.4 years     $30.09      166,273      $14.21

14. PROFIT SHARING PLAN

     Employees who have been employed by the Company for at least twelve months as full-time employees are eligible to participate in the Company's Profit Sharing Plan, which was adopted in 1994. The Profit Sharing Plan provides for payments to eligible employees in semiannual distributions based on the Company's pretax profits. The Company is obligated to make an annual profit sharing contribution of ten percent of the Company's pretax profits, which is defined as net income before taxes, but excluding (i) any income or loss related to charges or credits for unusual or infrequently occurring items or related to intangible assets, and (ii) extraordinary items. Annual profit sharing contributions may be in the form of cash or Common Stock of the Company. The expense for the Profit Sharing Plan and the Pilot Completion Bonus Program was $581,000 for the year ended December 31, 1994. The Pilot Completion Bonus Program began in March 1993 and terminated in 1994. The expense for the Profit Sharing Plan for the years ended December 31, 1996 and 1995 was $6,779,000 and $2,768,000, respectively.

15. SUBSEQUENT EVENTS

     In January 1997, the Company entered into two ACMI contracts, each for a three year term commencing January 1, 1997.

     On January 2, 1997, the Company purchased a B747 flight simulator from Federal Express for $2.1 million. This flight simulator will be utilized by the Company for crew training. In addition, the Company has contracted with an intermediary to sell time on the flight simulator to third parties.

                        ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On January 21, 1997, the Company signed a Letter of Commitment to enter into a revolving line of credit for general working capital purposes with Bank One, Colorado, N.A. ("Bank One"), subject to final documentation. Standby Letters of Credit would also be issued under the line of credit for the purpose of obtaining trade credit. Payment of interest only would be required monthly, with principal due in full at maturity, March 3, 1998. The covenants of this line of credit would be similar to those of existing long-term debt (see Note
3).

16. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      INCOME                     NET
                                                       OPERATING      BEFORE        NET        INCOME
                                            REVENUE     INCOME     INCOME TAXES   INCOME    PER SHARE(1)
                                            --------   ---------   ------------   -------   -------------
1996
  First Quarter...........................  $ 58,649    $15,410      $ 9,693      $ 6,203       $ .32
  Second Quarter..........................    72,614     22,667       15,685       10,037         .47
  Third Quarter...........................    79,681     20,046       12,839        8,201         .37
  Fourth Quarter..........................   104,715     29,940       21,371       13,397         .60
1995
  First Quarter...........................  $ 28,938    $ 3,541      $   211      $    50       $ .00
  Second Quarter..........................    38,418     10,048        5,762        3,861         .26
  Third Quarter...........................    47,769     12,925        8,120        5,568         .32
  Fourth Quarter..........................    56,142     16,160       12,146        8,352         .43

17. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED)

     On February 28, 1997, the Company entered into the Second Amended and Restated Credit Agreement with its existing aircraft credit facility (see Note
3). The purpose of the amendment was to increase the revolving line from $175 million to $275 million for the purpose of acquiring additional aircraft, including spare engines and modification costs associated with cargo configuration as necessary. In addition, certain sections of the existing credit agreement were modified slightly, in order to permit the Company to enter into the revolving line of credit with Bank One (see Note 15).

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          +2.1           -- Plan of Reorganization and Merger Agreement dated as of
                            July 12, 1995 by and between Holdings and the Company.
          +3.2           -- Restated Certificate of Incorporation of the Company.
          +3.3           -- Amended and Restated By-Laws of the Company.
         ++4.1           -- Form of Indenture between the Company and First fidelity
                            Bank, N.A., as Trustee.
         ++4.2           -- Form of Second Indenture between the Company and First
                            Fidelity Bank, N.A., as Trustee.
         ++4.3           -- Form of Pass Through Trust Agreement between the Company and First Fidelity Bank, N.A., as Trustee (with form of
                            Pass Through Certificate attached as exhibit thereto).
         ++4.4           -- Form of Pass Through Trust Agreement between the Company and First Fidelity Bank, N.A., as Trustee (with form of
                            Pass Through Certificate attached as exhibit thereto).
         **5.1           -- Opinion of Cahill Gordon & Reindel as to the legality of the Certificates.
         +10.14          -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
         +10.15          -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
         +10.16          -- Atlas Air, Inc. Employee Stock Purchase Plan.
         +10.17          -- Atlas Air, Inc. Profit Sharing Plan.
         +10.18          -- Atlas Air, Inc. Retirement Plan.
        ++10.19          -- Employment Agreement between the Company and Michael A.
                            Chowdry.
        ++10.20          -- Employment Agreement between the Company and Richard H.
                            Shuyler.
        ++10.21          -- Employment Agreement between the Company and Clark H.
                            Onstad.
        ++10.23          -- Employment Agreement between the Company and James T.
                            Matheny.
         +10.26          -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
         +10.28          -- Secured Loan Agreement by and between Atlas One and
                            Internationale Nederlanden Aviation Lease B.V. dated as
                            of December 30, 1994, including Amendment No. 1 thereto
                            and certain related agreements.
         +10.30          -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYS.
         +10.31          -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYL.
         *10.36          -- Aircraft Purchase Agreement, dated as of January 19, 1996 between Langdon Asset Management, Inc. and the Company.
        **10.51          -- Employment Agreement dated as of April 19, 1996 between the Company and Mickey P. Foret.
          10.52          -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendleman.
          10.53          -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.54          -- Second Amended and Restated Credit Agreement among the
                            Company and the Lenders listed therein, Goldman Sachs
                            Credit Partners L.P. (as syndication agent) and Bankers
                            Trust Company (as Administrative Agent) dated February
                            28, 1997.
       ***10.55          -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
         +16.1           -- Letter dated July 21, 1995 from Ernst & Young to the
                            Securities and Exchange Commission.
         +21.1           -- Subsidiaries of the Registrant.
        **23.1           -- Consent of Independent Public Accountants.
        **23.2           -- Consent of Cahill Gordon & Reindel (included in Exhibit
                            5.1).
          23.3           -- Consent of Independent Public Accountants.
        **24.1           -- Powers of Attorney (set forth on the signature page of
                            the Registration Statement).
          27             -- Financial Data Schedule.

---------------

  + Incorporated by reference to the exhibits to the Company's Registration
    Statement on Form S-1 (No. 33-90304).

 ++ Incorporated by reference to the exhibits to the Company's Registration
    Statement on Form S-1 (No. 33-97892).

  * Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-2810).

 ** Previously filed.

*** Portions of this document, for which the Company has requested confidential treatment, have been redacted and filed separately with the Securities and Exchange Commission.