Form 10-Q
period 1997-03-31
ATLAS AIR INC
filed 1997-05-13
CIK 941552

25






                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or
          15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1997

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

                              [ x ]   Yes         [   ]   No

As  of  May 2, 1997 the Registrant had 22,450,229 shares of  $.01 par value Common Stock outstanding.
                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
                  March 31, 1997 and December 31, 1996

               Consolidated Statements of Operations-
                  Three Months Ended March 31, 1997 and 1996

               Consolidated Statements of Cash Flows-
                  Three Months Ended March 31, 1997 and 1996

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               Signatures

               Exhibit 27 - Financial Data Schedule

                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)
                                        March 31,     December 31,
                                           1997         1996
                                       (Unaudited)
                ASSETS
Current assets:
  Cash and cash equivalents             $  22,028     $  9,793
  Short-term investments                  101,225      114,870
  Accounts receivable, net and
    other                                  56,752       49,603
      Total current assets                180,005      174,266
Property and equipment:
  Flight equipment                        674,807      638,630
  Other                                     6,170        3,933
                                          680,977      642,563
  Less accumulated depreciation           (67,177)     (58,293)
  Net property and equipment              613,800      584,270
Other assets:
  Debt issuance costs                      13,154       12,382
  Deposits                                  1,367        2,789
                                           14,521       15,171
          Total assets                   $808,326     $773,707

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
     debt                               $  27,633    $  21,561
  Accounts payable and accrued
     expenses                              46,947       47,763
  Income tax payable                        1,184        6,267
       Total current liabilities           75,764       75,591
Long-term debt, net of current
  portion                                 491,189      462,868
Deferred income tax payable                23,985       22,875
Commitments and contingencies
  (Note 5)
Stockholders' equity:
  Preferred Stock, $1 par value;
    10,000,000 shares authorized;
    no shares issued                           --           --
  Common Stock, $0.01 par value;
    50,000,000 shares authorized;
    22,450,229 shares issued                  225          225
  Additional paid-in capital              172,841      172,841
  Retained earnings                        44,539       39,543
  Treasury Stock, at cost; 5,418
    and 5,850 shares,
    respectively                             (217)        (236)
      Total stockholders' equity          217,388      212,373
        Total liabilities and
          stockholders' equity           $808,326     $773,707

     The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)


                                          Three Months Ended
                                               March 31,
                                           1997         1996
Revenues:
  Contract services                     $  76,816    $  55,809
  Scheduled services                        3,252          414
  Charters and other                        1,981        2,426
    Total operating revenues               82,049       58,649

Operating expenses:
  Flight crew salaries and benefits         6,817        4,987
  Other flight-related expenses             6,366        5,164
  Maintenance                              23,328       14,725
  Aircraft and engine rentals               7,776        5,896
  Fuel and ground handling                  3,166        1,224
  Depreciation and amortization             9,477        4,882
  Other                                     7,977        6,361
    Total operating expenses               64,907       43,239
Operating income                           17,142       15,410
Other income (expense):
  Interest income                           1,909        1,146
  Interest expense                        (11,157)      (6,863)
                                           (9,248)      (5,717)
Income before income taxes                  7,894        9,693
Provision for income taxes                 (2,881)      (3,490)
Net income                              $   5,013    $   6,203

Net income per common share             $     .22    $     .32

Weighted average common shares
  outstanding                              22,450       19,686



     The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)


                                          Three Months Ended
                                               March 31,
                                           1997         1996
Operating activities:
Net income                              $   5,013    $   6,203
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization            9,818        4,882
   Amortization of debt issuance cost         767          331
   Change in deferred income tax
    payable                                   796        2,358
   Changes in operating assets and
    liabilities:
      Accounts receivable and other        (7,149)     (14,560)
      Deposits                              1,422          (43)
      Accounts payable and accrued
       expenses                              (816)       9,378
      Income tax payable                   (4,769)         796

        Net cash provided by
         operating activities               5,082        9,345

Investment activities:
Purchase of property and equipment        (39,348)     (63,747)
Purchase of short-term investments        (56,428)          --
Maturity of short-term investments         70,073           --
        Net cash used in investing
          activities                      (25,703)     (63,747)

Financing activities:
Issuance of Common Stock                       --        3,020
Purchase of Treasury Stock                   (161)        (209)
Issuance of Treasury Stock                    163           --
Borrowings on notes payable                67,537       24,787
Principal payments on notes payable       (33,144)      (4,903)
Debt issuance costs                        (1,539)        (323)
        Net cash provided by financing
         activities                        32,856       22,372

Net increase (decrease) in cash            12,235      (32,030)
Cash and cash equivalents at beginning
 of period                                  9,793       96,990
Cash and cash equivalents at end of
 period                                  $ 22,028    $  64,960

     The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 31, 1997 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1996 audited financial statements.

2.   Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

3.   Recently Issued Accounting Standard

      In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The purpose of SFAS No. 128 is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. The effective date for the application of SFAS No. 128 for both interim and annual periods is after December 15, 1997. Earlier application is not permitted. The Company does not expect the application of SFAS No. 128 to have a material impact on its EPS calculation.

4.   Short-Term Investments

     Proceeds from the secondary public offering of the Company's Common Stock in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost in the statement of financial position only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of March 31, 1997 (in thousands):

                                 Gross       Gross
                              Unrealized  Unrealized    (Amorti-
                   Aggregate    Holding     Holding     zation)
 Security Type    Fair Value     Gains      Losses     Accretion

Commercial Paper   $    9,956   $       -    $      2    $    (43)
Medium Term Notes      24,732          10           1          55
U.S. Government
 Agencies              31,180           7          80         (46)
Corporate Notes        11,265           1           5         184
Market Auction
 Preferreds            10,500           -           -           -
Corporate Bonds         6,990           -          13           1
Foreign Debt
 Securities             5,056           -          23           5
     Totals         $  99,679   $      18   $     124    $    166

In addition, there was $1.4 million of accrued interest on Short-
Term Investments at March 31, 1997. Interest earned on these investments and maturities of these investments are reinvested in similar securities.


5.   Commitments and Contingencies

      In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft (the "Thai Aircraft") and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The Thai Aircraft are being converted into freighter configuration by The Boeing Company ("Boeing") and are being delivered to the Company for placement into service between the end of the third quarter of 1996 and year-end 1997. The average cost of the six aircraft, including conversion costs, is expected to approximate $45 million. The Company has placed a nonrefundable deposit of $3 million with Thai Airways with respect to its acquisition of the Thai Aircraft. The first of these aircraft was placed into service by the Company at the end of September 1996. The Company obtained financing from Finova Capital Corporation for approximately 80% of the cost of this aircraft. In August and September 1996, the second and third Thai Aircraft were delivered to Boeing for conversion into freighter configuration. These aircraft were re-delivered to the Company and placed into service by the Company in the fourth quarter of 1996 and the end of the first quarter of 1997, respectively. The fourth Thai Aircraft was purchased in November 1996 and delivered to Boeing for conversion into freighter configuration for re-delivery to the Company in the second quarter of 1997. Financing for the acquisition and conversion of the second, third and fourth Thai Aircraft was secured through the Aircraft Credit Facility (see
Note 3 of the Company's December 31, 1996 audited financial statements). The fifth and sixth Thai Aircraft will be purchased from Thai Airways in April 1997 and delivered to Boeing for conversion into freighter configuration for re-delivery to the Company during the second half of 1997. The Company expects to finance the acquisition and conversion of the remaining Thai Aircraft through the Aircraft Credit Facility.

      In March 1996, the Company entered into an agreement with Federal Express Corporation ("Federal Express") to lease five 747-200 freighter aircraft (the "Federal Express Aircraft"), plus
spare  engines.   The  first four Federal Express  Aircraft  were
delivered to the Company between March 1996 and September 1996. The remaining Federal Express Aircraft was delivered to the Company in April 1997. Each Federal Express Aircraft has a lease term ending in January 1998. The lease rate is $450,000 per
month  per  aircraft.   In  addition, the  Company  purchased  on
January 2, 1997 a Boeing 747 simulator from Federal Express for a purchase price of $2.1 million.

      In January 1997, the Company extended two of its existing contracts with China Airlines, which were not otherwise due for renewal until 1998. Each of the contracts was extended for a further three years into the year 2001. In addition, the Company entered into long-term ACMI contracts with two South American carriers for 1997 and beyond.

      On January 21, 1997, the Company signed a Letter of Commitment to enter into a $25 million revolving line of credit for general working capital purposes with Bank One, Colorado, N.A. ("Bank One"), subject to final documentation. Standby Letters of Credit would also be issued under the line of credit for the purpose of obtaining trade credit. Payment of interest only would be required monthly, with principal due in full at maturity, March 3, 1998. The covenants of this line of credit would be similar to those of the Aircraft Credit Facility.

      On February 28, 1997, the Company entered into the Second Amended and Restated Credit Agreement with respect to its existing Aircraft Credit Facility. The purpose of the amendment was to increase the revolving line from $175 million to $275 million for the purpose of acquiring additional aircraft, including spare engines and modification costs associated with cargo configuration, as necessary. In addition, certain sections of the existing Aircraft Credit Facility were modified slightly, in order to permit the Company to enter into the revolving line of credit with Bank One.

      On March 28, 1997, the Company refinanced one of its aircraft with Nationsbanc Leasing Corporation ("Nationsbanc"). This aircraft was previously financed through the Aircraft Credit Facility. As such, this refinancing increases the availability of funds under the Aircraft Credit Facility by approximately $25 million. The Nationsbanc financing provides for a fixed interest rate of 9.16% and a seven year term, extendible under certain circumstances to ten years.

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

6.   Subsequent Events

      On April 12, 1997, the Company took delivery of the fifth Federal Express Aircraft and subsequently placed the aircraft in service as a spare support unit. The lease rate for this aircraft is $450,000 per month and the lease terminates in January 1998.

      The Company has reached agreement with Citicorp Investor Lease, Inc. ("Citicorp") for the purchase of one 747-200 passenger aircraft (the "Citicorp Aircraft") for a purchase price of $25 million, including two spare engines. In connection with the purchase of the Citicorp Aircraft, the Company has agreed to assume Citicorp's lessor interest in the lease of such aircraft to Philippine Airlines ("PAL") for the remainder of the lease term (June 1998). The Company is currently negotiating with PAL for the early termination of the lease and delivery to the Company of the Citicorp Aircraft (along with a separate 747-200 passenger aircraft similarly acquired by the Company in December
1996) for conversion to freighter configuration, although there can be no assurances in that regard. The Company closed on its purchase of the Citicorp Aircraft on May 12, 1997.

     On April 24, 1997, Israel Aircraft Industries, Ltd. ("IAI"), the former lessor of an aircraft leased by the Company, filed a complaint against the Company in the U.S. District Court Eastern District of New York in which IAI seeks damages of approximately $9 million with respect to engine repair work and the return condition of the aircraft. The Company believes that the allegations in the complaint brought by IAI are substantially without merit. No determination can be made at this time as to the possible outcome.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company, through its predecessors, began its operations on April 22, 1992 with one Boeing 747-200 High Gross Weight Aircraft in the service of China Airlines and expanded its operations to a second Boeing 747-200 High Gross Weight Aircraft in November 1992. These operations were undertaken on behalf of the Company by another carrier utilizing pilot crews, dispatch facilities, maintenance operations and other services provided by such carrier. As a result, the Company's operations prior to 1993 were primarily limited to aircraft leasing and start-up activities. The Company initiated cargo services under the name of Atlas Air, Inc. in February 1993.

      The table below sets forth selected financial and operating data for the first quarter of 1997 and the four quarters of the years ended December 31, 1996 and 1995 (dollars in thousands).

                                        1997            1996
                                        1st             1st
                                       Quarter        Quarter

        Total operating revenues        $82,049        $58,649
        Operating expenses               64,907         43,239
        Operating income                 17,142         15,410
        Other income (expense)          (9,248)        (5,717)
        Net income                        5,013          6,203
        Block hours                      15,443         11,125
        Average aircraft operated          17.2           10.8
        Operating margin                  20.9%          26.3%




                                               1996
                           Cumu-      4th       3rd       2nd       1st
                          lative    Quarter   Quarter   Quarter   Quarter
        Total operating
         revenues         $315,659  $104,715  $79,681    $72,614   $58,649
        Operating
         expenses          227,596    74,775   59,635     49,947    43,239
        Operating
         income             88,063    29,940   20,046     22,667    15,410
        Other income
         (expense)         (28,475)   (8,569)  (7,207)   (6,982)    (5,717)
        Net income          37,838    13,397    8,201    10,037      6,203
        Block hours         59,445    18,803   15,444    14,073     11,125
        Average aircraft
         operated             14.7      18.4     15.4       14.0      10.8
        Operating
         margin              27.9%     28.6%     25.2%     31.2%     26.3%

                                               1995
                           Cumu-      4th       3rd       2nd       1st
                          lative    Quarter   Quarter   Quarter   Quarter
        Total operating
         revenues         $171,267   $56,142  $47,769    $38,418   $28,938
        Operating
         expenses          128,593    39,982   34,844     28,370    25,397
        Operating
         income             42,674    16,160   12,925     10,048     3,541
        Other income
         (expense)         (16,435)   (4,014)  (4,805)   (4,287)    (3,330)
        Net income          17,831     8,352    5,568      3,861        50
        Block hours         33,265    10,809    9,076      7,568     5,812
        Average aircraft
         operated              7.7       9.4      8.2        6.9       6.1
        Operating
         margin              24.9%     28.8%     27.1%     26.2%     12.2%

Operating Revenues and Results of Operations

      Total operating revenues for the quarter ended March 31, 1997 increased to $82.0 million compared to $58.6 million for the same period in 1996, an increase of approximately 40%. The average number of aircraft in the Company's fleet during the first quarter of 1997 was 17.2 compared to 10.8 during the same period in 1996. Total block hours for the first quarter of 1997 were 15,443 compared to 11,125 for the same period in 1996, an increase of approximately 39%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately 1% to $5,313 for the first quarter of 1997 compared to $5,272 for the first quarter of 1996.

     The Company's operating results improved by 11% from a $15.4 million operating profit for the first quarter of 1996 to an operating profit of $17.1 million for the first quarter of 1997. Results of operations were adversely impacted by higher than normal maintenance costs and amortization of induction costs associated with the Federal Express Aircraft. In addition, the Company incurred $1.2 million of costs related to the return of two leased aircraft to the lessors. Net income of $6.2 million for the first quarter of 1996 declined to a net income of $5.0 million for the first quarter of 1997.

Operating expenses

      The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and selling, general and administrative expenses.

      Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Flight crew salaries and benefits increased to $6.8 million in the first quarter of 1997 compared to $5.0 million in the same period of 1996, due to increases in the number of aircraft in the Company's fleet and aircraft block hours. While actual expense increased by approximately 37% during the first quarter of 1997, on a block hour basis this expense declined by 2% to $441 per hour for the first quarter of 1997 from $448 per hour for the same period in 1996.

      Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747 aircraft, crew travel and meal expenses, initial and recurring crew training
costs   and  other  expenses  necessary  to  conduct  its  flight
operations.

      Other flight-related expenses increased to $6.4 million in the first quarter of 1997 compared to $5.2 million in 1996, or
approximately  23%, primarily due to the larger fleet  size.   In
addition, the Company obtained a reduction in its aircraft hull and liability insurance rates based on its increased size and favorable operating history. On a block hour basis, other flight-related expenses declined by 11% to $412 per hour for the first quarter of 1997 compared to $464 per hour for the same period in 1996.

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

      Maintenance expense increased to $23.3 million in the first quarter of 1997 from $14.7 million in the same period of 1996, or approximately 58%, primarily due to the increase in the Company's average fleet size. In addition, there were approximately $1.2 million of maintenance charges recorded in the first quarter of 1997 associated with the return of two leased aircraft to the lessors. Excluding these one-time charges, on a block hour basis, maintenance expense increased by 8% during the first quarter of 1997 over the year-earlier period, primarily due to higher costs associated with the Federal Express Aircraft.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $7.8 million in the first quarter of 1997 compared to $5.9 million in the same period of 1996, or an increase of approximately 32%. During the first quarter of 1997, the Company leased one additional aircraft as compared to the first quarter of 1996. In addition, the Company incurred approximately $.5 million of sub-service aircraft rental expense during January 1997 associated with the transition of returning two aircraft to the lessors. Engine rentals were comparable for the same year over year periods.

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

      Fuel and ground handling costs increased by 159% to $3.2 million for the first quarter of 1997 compared to $1.2 million for the first quarter of 1996. This was primarily due to a 130% increase in scheduled service, charter and other non-ACMI block hours to 614 block hours in the first quarter of 1997 from 267 block hours in the year-earlier period. In addition, fuel costs have increased year over year for the same period.

      Depreciation and amortization expense includes depreciation
on   aircraft,  spare  parts  and  ground  equipment,   and   the
amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $9.5 million in the first quarter of 1997 from $4.9 million in the same period of 1996, or approximately 94%. This increase reflects the increase in owned aircraft and engines for the first quarter of 1997 over the same period in 1996.

       Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs.

      Other operating expenses increased to $8.0 million in the first quarter of 1997 from $6.4 million in the same period of 1996, or approximately 25%, reflecting the increase in the Company's operations. On a block hour basis, these expenses decreased to $517 per hour in the first quarter of 1997 from $572 per hour in the same period of 1996, or 10%. This decrease in cost was due to concerted efforts made to minimize overhead growth during the Company's increased business activity.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $1.9 million for the first quarter of 1997 from $1.1 million in the same period of 1996, primarily due to the investment of $99.6 million of funds received from the secondary public offering in May 1996, partially offset by the use of initial public offering proceeds not utilized as of the first quarter of 1996. Interest expense increased to $11.2 million in the first quarter of 1997 from $6.9 million in the same period of 1996, or approximately 63%, resulting from the increase in financed flight equipment between these periods.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 36.5% during the first quarter of 1997 and 36.0% during the first quarter of 1996. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a majority of the Company's tax provision in the first quarters of 1997 and 1996 is deferred.

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

      In the first quarter of 1997, the Company's customers opted to take the majority of their contractual cancellations, in contrast to last year's first period, when very few cancellations occurred.

Liquidity and Capital Resources

     At March 31, 1997, the Company had cash and cash equivalents of approximately $22.0 million, short-term investments of approximately $101.2 million and working capital of approximately $104.2 million. During the first quarter of 1997, cash and cash equivalents increased approximately $12.2 million, principally reflecting cash provided from operations of $5.1 million, proceeds from equipment financings of $67.5 million and net proceeds from the sale and purchase of short-term investments of $13.6 million, partially offset by investments in flight and other equipment of $39.3 million, principal reductions of indebtedness of $33.1 million and debt issuance costs of $1.5 million.

     Due to the contractual nature of the Company's business, the Company's management does not consider its operations to be highly working capital-intensive in nature. Because most of the non-ACMI costs normally associated with operations are borne by and directly paid for by the Company's customers, the Company does not incur significant costs in advance of the receipt of corresponding revenues. Moreover, ACMI costs, which are the responsibility of the Company, are generally incurred on a regular, periodic basis ranging from flight hours to months.
These costs are largely matched by revenue receipts, as the Company's contracts require regular payments from its customers, based upon current flight activity, generally every two to four weeks. As a result, the Company has not in the past had a requirement for a working capital facility. The Company has, however, in light of the continued growth of its operations, reached agreement with a lender for the provision of a $25 million working capital facility, subject to final documentation, although there can be no assurance that such a facility will ultimately be finalized. In addition, Standby Letters of Credit would also be issued under the line of credit for the purpose of obtaining trade credit.

      In May 1996, the Company entered into a $175 million revolving credit facility (the "Aircraft Credit Facility") provided by two lenders for the acquisition and conversion of flight equipment. The Company made drawings upon the facility in the aggregate amount of $113.5 million through December 31, 1996 with respect to the Thai Aircraft, associated spare engines and an aircraft previously leased by the Company. In the first quarter of 1997, $36.2 million was drawn down under the facility with respect to the purchase of the PAL Aircraft and the related spare engine, which occurred on December 31, 1996, and with respect to the re-delivery of the third Thai Aircraft upon conversion to freighter configuration in January 1997.

      In February 1997, the $175 million Aircraft Credit Facility was expanded by an additional $100 million for the same purposes and under the same terms and conditions as the initial facility. The revolving period and subsequent term loan period for the additional $100 million will be coterminous with the period under the initial facility. Certain financial tests must be met before each purchase of aircraft and related drawdown on the facility. To date, the Company has met these tests. If in the future, the Company cannot meet such tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, the Company believes that other financing sources would be available to the Company or the Company would acquire aircraft using its internal cash or seek a waiver of any necessary conditions. The Company commenced draw downs under the additional $100 million facility in the second quarter of 1997.

      In addition, on March 28, 1997, the Company refinanced one of its aircraft with Nationsbanc Leasing Corporation ("Nationsbanc"). This aircraft was previously financed through the Aircraft Credit Facility. As such, this refinancing increases the availability of funds under the Aircraft Credit Facility by approximately $25 million. The Nationsbanc financing provides for a fixed interest rate of 9.16% and a seven year term, extendible under certain circumstances to ten years.

      The Company has an agreement, subject to acceptable rates, terms and conditions, with Alitalia to utilize, or find other parties to utilize, an amount of Alitalia's maintenance services with an aggregate cost of $25 million over a five-year period ending in June 2000. Pursuant to the Company's maintenance agreement with KLM, engines may be upgraded when inducted into the maintenance pool in order to improve engine reliability and to lower Company operating costs. When such costs are incurred and identified, they are capitalized and amortized over the remaining life of each applicable engine. The Company expects to incur between $10 million and $15 million for such upgrades over the term of the contract.

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

      The Company believes that the cash flow generated from its operations and the proceeds from the May 1996 public offering of its Common Stock, coupled with the availability of the above referenced Aircraft Credit Facility, will be sufficient to meet its normal ongoing liquidity needs for 1997, including the acquisition of the remaining Thai Aircraft.

Forward-looking Information

      To the extent that any of the statements contained herein relating to the Company's expectations, assumptions and other Company matters are forward-looking, they are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks associated with: worldwide business and economic conditions; product demand and the rate of growth in the air cargo industry; the impact of competitors and competitive aircraft  and  aircraft financing availability;  the  ability  to attract and retain new and existing customers; normalized aircraft operating costs and reliability; management of growth; the continued productivity of its workforce; dependence on key personnel; and regulatory matters. For additional information regarding these and other risk factors, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  May 12, 1997     By:   /s/  Richard H. Shuyler
                         Richard H. Shuyler
                         Senior Vice President - Finance
                         Chief Financial Officer and
                         Treasurer (Principal Accounting
                         Officer)