Form 10-K/A
period 1996-12-31
ATLAS AIR INC
filed 1997-07-11
CIK 941552

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                   CONFIDENTIAL TREATMENT


                       ATLAS AIR, INC.
   (Exact name of registrant as specified in its charter)









                ENGINE MAINTENANCE AGREEMENT
                           Between
                       ATLAS AIR, INC.
                             and
                  GENERAL ELECTRIC COMPANY




      PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY
         HAS REQUESTED CONFIDENTIAL TREATMENT, HAVE
         BEEN REDACTED AND FILED SEPARATELY WITH THE
             SECURITIES AND EXCHANGE COMMISSION.

               CONFIDENTIAL TREATMENT HAS BEEN
              REQUESTED FOR BRACKETED MATERIAL










                  Proposal No. ESD-96-232I
                         June, 1996
    This Proposal Shall Remain Valid Through June 7,1996







                   PROPRIETARY INFORMATION



               PROPRIETARY INFORMATION NOTICE

The information contained in this document is disclosed in confidence. It is the property of GE and shall not be used, disclosed to others, or reproduced without the express written consent of GE. If consent is given for reproduction in whole or in part, this notice shall appear on any such reproduction, in whole or in part.


                      TABLE OF CONTENTS

Article        Description

          Title Page
          Proprietary Information Legend
          Table of Contents
          Recitals

          Section 1- Commercial Terms

I.        Introduction
II.       Price and Price Adjustment
III.      Terms of Payment

          Section 2 - Technical

I.        Scope of Work
II.       GE Obligations
III.      Buyer Obligations
IV.       [    ]
V.        Term of Agreement
VI.       Entire Agreement and Amendments

          Section 3 - Appendices

A.        Glossary
B.        Engine Serial Numbers and Aircraft Delivery
          Schedule
C.        [    ]
D.        MCPH Price Adjustment
E.        [    ]
F.        Supplemental Work Definition and Pricing
F-1       Fixed Price Labor
G.        Bench Stock Pricing
H.        Special Provisions

Attachment I: Terms and Conditions


PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL



            CF6-50E2 ENGINE MAINTENANCE AGREEMENT

THIS AGREEMENT, by and between General Electric Company, a corporation organized and existing under the law of the State of New York, U.S.A. and having an office in Cincinnati, Ohio, ("GE"), and Atlas Air, Inc., a corporation organized under the law of Delaware, with its principal place of business at Building 243, John F. Kennedy Intentional Airport, Jamaica, New York, USA ("Buyer").

                          RECITALS

WHEREAS, GE, maintains and operates an approved United
States Federal Aviation Administration ("FAA") Repair
Station holding Certificate No.: PR3R772L for the repair, maintenance, overhaul, modification, and functional testing of aircraft engines, engine accessories, parts, and components thereof; and

WHEREAS, Buyer has expressed its desire to have GE perform modification and/or repair services and/or refurbishment services ("Services") on Buyer's CF6-50E2 Engines, Engine
Modules, Engine Maintenance Units, and Engine Parts, which
Engines, Engine Modules, Engine Maintenance Units, and
Engine Parts are hereinafter sometimes referred to respectively as the "Engines," "Modules," "EMU'S," and "Parts," or collectively as the "Equipment",

NOW THEREFORE, in consideration of the foregoing and of the mutual covenants and conditions herein contained, the parties hereto agree as follows:


                 SECTION 1- COMMERCIAL TERMS

                  ARTICLE I. - INTRODUCTION

A. Coverage

This Engine Maintenance Agreement ("the Agreement") will cover the maintenance of CF6-50E2 Engines operated by Buyer in its B747 aircraft fleet ("Eligible Engines") as follows:

l.   Services covered on a Maintenance Cost Per Hour
("MCPH") basis as specified in Section 2 - Article I.,
"Scope of Work", Paragraph A., below; and,

2. Other Services covered on a Time and Material ("T&M") basis and defined in Section 2 - Article I., "Scope of
Work", Paragraph B., as "Supplemental Work", below.

3. This Agreement shall remain in full force and effect until September 30, 2006, in accordance with the provisions of Section 2 - Article V., below, unless extended by mutual agreement or, at GE's option, to achieve up to one hundred twenty(120) months coverage under this Agreement for individual Engines added after the Effective Date. Services set forth in this Agreement shall commence thirty (30) days after the Effective Date.

B.   Specification

The Buyer's CF6-50E2 Engines will be inspected, Repaired, modified, and tested in accordance with GE's MCPH Engine
Repair Specification in coordination with FAA approved manufacturer's Engine Manuals and Service Bulletins and other associated technical documents.

C.   Configuration

Buyer and GE shall mutually define an external Equipment configuration specification for Equipment to be covered under this Agreement.


          ARTICLE II. - PRICE AND PRICE ADJUSTMENT

A.   Contract Parameters

The MCPH Rate is predicated on the parameters set forth below:

1. A fleet of fifteen (15) B747 aircraft, powered by CF6-50E2 Engines, to be identified by serial number and estimated to be delivered as set forth in Appendix "B" attached hereto, operated by Buyer for the duration of this Agreement. The fifteen (15) aircraft will consist of fifteen
(15) of the next seventeen (17) CF6-50E2 Engine powered B747 aircraft delivered to Buyer on or after January 1, 1996, to account for the possible assignment of two (2) aircraft to another Repair source as a result of a prior Buyer Commitment. The term of this Agreement may be extended to cover Engines not in the MCPH program at the Effective Date for up to one hundred twenty (120) months, at GE's option.

2.   [         ]

3.   [         ]

4.   [         ]

5.   Line Maintenance performed by Buyer.

6.   Engine spares and Equipment quantity as set forth in
Section 2 - Article II., below, for Buyer's Fleet of
Fifteen(15) B747 Aircraft.

The parameters will be evaluated by GE quarterly. Buyer shall provide information relative to Engines covered by this Agreement, at GE's request, in accordance with a mutually agreed upon format. Should either party determine that Buyer has deviated from the parameters specified above, and that such deviation shall have a significant impact upon the Base Price per Engine Flying Hour ("EFH"), the parties shall negotiate an equitable adjustment thereto. With respect to aircraft deliveries delinquent to that contemplated in Appendix "B", GE's sole remedy shall be an extension of the term of the Agreement to achieve the same total fleet EFH as would have occurred had the fifteen (15) aircraft fleet been delivered in accordance with Appendix "B".

B.   Base Pricing

The Base Year for Prices specified in this Agreement is
[    ]. All Base Prices(s) are stated in United States
Dollars per EFH.

C.   MCPH Rate

1.   Base Price

Base Prices are as follows:

                                                  Total
Contract  Years of       Basic Engine   LLP Price Base Price
Period    Operation      Price Per EFH  Per EFH   Per  EFH
Years 1-3  10/1/96-9/30/99    [    ]    [    ]    [    ]
Years 4-11 10/1/99-9/30/06    [    ]    [    ]    [    ]

MCPH rate is applicable on all EFH covered by this Agreement commencing with the effective date of the Agreement and the term "MCPH Rate" may be used to refer to the Basic Engine Price Per EFH, the LLP Price Per EFH or inclusively refer to
both. Basic Engine Price includes [     ].

2.   Price Adjustment

The Base Price shall be adjusted for fluctuation of the
economy [      ] and factors as described in Appendix "D",
hereto.

D.   Supplemental Work Price

Supplemental Work shall be charged as set forth in Appendix
"F", hereto.

E.   Addition or Removal of Engines

l. Addition of Engines under this Agreement shall be as follows:

a.   Engines over and above those contemplated by Paragraph
A.1. of this Article II., which are transitioned into the Buyer fleet after the execution of this Agreement, will be included at Buyer's written request and GE's concurrence.
Such written request shall include Engine serial number, aircraft identification (including previous owner), TSN, TSLV, CSN, CSLV and Component identification by serial number.

b. Inclusion shall be mutually agreed upon and the date for inclusion may be retroactive. Engines requested by Buyer to be included in MCPH ~ ill be evaluated by GE and the parties will negotiate any adjustment to the MCPH pricing considering, but not limited to, LLP life remaining, Engine age versus fleet average and workscope for the Engine's last shop visit. Engines will be included in MCPH after such negotiation.

2. Removal of Engines from this Agreement shall be as follows:

Selection of Engines to be phased out of this Agreement shall be mutually agreed upon by GE and Buyer. GE and Buyer shall negotiate any adjustment to the MCPH Rate and/or credits, if applicable.

3.   Basis for Addition Over And Above Those Contemplated By
Paragraph A.1. Of This Article II. or Removal of Engines
Listed In Appendix "B".

a. Adjustments for addition or removal of used Engines, listed in Appendix "B", to/from MCPH will consider, but not be limited to, GE maintenance cost baselines, severity ratios, time/cycles since new, workscope history, EGT margin and life limited part replacement experience.

b. New Engines may be added to MCPH during any Pricing Period at a Rate no higher than the then current Rate for that Pricing Period included in the Agreement. At the completion of each year, GE will propose and the parties shall negotiate adjustments to subsequent Pricing Periods to account for the addition of the New Engines during that year. In the event the parties, after good faith negotiations, cannot reach agreement on adding New Engines to MCPH, such new Engines may, at Buyer's election, be Repaired as Supplemental Work. New Engines are defined as those with zero (0) flying hours time since new.

c. Used Engines may be added to MCPH on the same basis as specified in Paragraph b., above, for new Engines after Buyer, at its option, either (1) makes payment to GE in a lump sum an amount equal to the then current MCPH Rate multiplied by the EFH for that used Engine since new or its last shop visit, whichever occurred last, or (2) such used
Engine has been Redelivered to Buyer after Buyer has Delivered the used Engine to GE for a shop visit on a Supplemental Work basis.

F.   [    ]
     [    ]

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL

               ARTICLE III. - TERMS OF PAYMENT

A.   MCPH:

Buyer shall remit to GE,[     ] an amount equivalent to the
actual EFH for Buyer's fleet for the preceding month,
multiplied by the applicable MCPH rate  as adjusted in
accordance with the provisions of Appendix "D".[       ]

B.   All payments hereunder shall be made in United States
Dollars via electronic funds transfer to the account of GE at:

                    Pittsburgh National Bank
                    Account No. 2-158944
                    ABA # 043000096
                    Pittsburgh PA 15264-0950

C. Subject to GE's then current credit and collection status for the Buyer, or, in the event Buyer's account becomes delinquent, GE reserves the right to impose different terms of payment and collection.


D. Payment for any Services performed by GE as Supplemental Work, performed pursuant to the provisions of Appendix "F", Paragraph II., of this Agreement, shall be made by Buyer within thirty (30) days after date of invoice. Any disputed invoiced amounts withheld by Buyer shall be resolved by the parties and, upon resolution, shall be paid within thirty (30) days of such resolution. Undisputed invoiced amounts shall be due thirty (30) days after the date of the initial invoice.

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL

                    SECTION 2 - TECHNICAL

                 ARTICLE I. - SCOPE OF WORK

A.   Scope of MCPH:

1.   MCPH Qualifying Shop Visits

Buyer's Engines meeting any of the following criteria shall be eligible for maintenance on a MCPH basis("Qualifying Shop
Visit"):

a. The shop visit is necessary to correct a known defect, failure, or performance deterioration which is beyond service limits and cannot be corrected on-wing (See
Paragraph e., below).

b. The shop visit is necessary to comply with an Airworthiness Directive issued by the FAA or with recommendations contained in GE's Mandatory Compliance
Service Bulletins.

c. The shop visit is necessary to comply with a GE written recommendation requiring shop visits of Engines at scheduled intervals.

d.   The shop visit is necessary to replace Life Limited
Parts ("LLP").

e. The shop visit is necessary because troubleshooting in accordance with the applicable Engine Maintenance Manual by Buyer on-wing could not resolve the problem. Such
Qualifying Shop Visits shall be included as MCPH Qualifying
Shop Visits if GE's designated Senior Field Service
Representative or his duly authorized alternate is in agreement that required maintenance could not reasonably have been accomplished on-wing.

f. The shop visit occurs as maintenance for convenience with prior written concurrence from GE.

                ARTICLE II. - GE OBLIGATIONS

A.   Services to be provided by GE for Qualifying Shop
Visits and other MCPH Support are:

1. Except as provided for in Paragraph l.c., below and as specified in Appendix "F", provide all labor, Materials, and Parts (new or Repaired Serviceable) whether the effort is performed at GE's facility, an off-site location, or subcontracted, for refurbishment or Repair necessary to:

a.   Return a Buyer owned Engine to Serviceable condition.

b.   Repair or replace LLP.

c.   Comply with Airworthiness Directives ("AD"), issued by
the FAA, and OEM mandatory Compliance Service Bulletins;
[    ].

d.   Repair "Other FOD" (as defined in Appendix "A").

e.   [         ]

f.   [         ]

2. Perform out station Repairs, which may otherwise require a shop visit, at GE's option, to avoid a shop visit at GE's designated Repair facility.

3. Services associated with the purchase, warehousing and control of Rotable Inventory or use of Rotable Parts used to support Qualifying Shop Visits.

4. All labor, material and fees associated with Engine testing or use of test cell, including fuel and oil for Qualifying Shop Visits.

5. GE will assign a Program Manager who will be the point of contact for Buyer with respect to Services specified in this Agreement. The Program Manager will be responsible for

a.   Defining the work to be accomplished for each
Qualifying Shop Visit [       ].

b. Assist Buyer with Supplemental Work requirements to be performed under this Agreement.

c.   Maintaining the necessary liaison between GE and Buyer.

d. Provide Buyer's authorized personnel with reasonable access to Buyer's Equipment, when such Equipment is in GE's possession, and to the maintenance records related to Buyer's Equipment.

e. Develop with Buyer, on a monthly basis, an estimated input schedule ("EIS") of Buyer's Equipment to be provided to GE for Repair hereunder. The EIS shall identify by serial number the Engine(s) to be delivered during the following six (6) month period and the general workscope to be performed on each. GE shall use its best efforts with respect to the accuracy and completeness of the data contained in the EIS.

f. Ensure that all routine correspondence from GE to Buyer relative to the administration of the Agreement, except for formal Notices under Paragraph VI. of Attachment "I" to this Agreement, shall be directed to the attention of:

Atlas Air, Inc.:
538 Commons Drive
Golden, Colorado, 80401
Attention:

6. GE will provide engineering support services for Eligible Engines as follows:

a.   Develop a mutually agreeable maintenance plan,
including Repair Specification, and plan for removal and
input of Engines into GE's designated facility [       ]
commencing within thirty(30) days of the Effective Date, to be completed and approved by the FAA prior to Buyer operational service of the aircraft.

9)   Test Cell Data Summary Sheet.

b. GE will provide a Shop Findings Report to Buyer within thirty (30) days after Equipment is Redelivered to Buyer.

8.   Transportation

a.   Buyer shall arrange and coordinate all transportation.
GE shall, for each Qualifying Shop Visit, credit the cost of domestic (forty-eight contiguous States) ground
transportation of Buyer's Equipment to and from GE's
designated Repair facility.[       ]Delivery and Redelivery
are defined in Appendix "A".

b. GE shall provide maintenance services, as required, for Buyer's Equipment transportation stands and containers while at GE's facility.

B.   [         ]
     [         ]

C.   Workmanship

Notwithstanding the provisions of Attachment "I' - Paragraph
XX. "Warranty", below, the parties agree that with respect to Buyer's Equipment Repaired and Redelivered under this
Agreement[          ]if Buyer discovers an alleged defect in
workmanship within twelve (12) calendar months of Redelivery or one thousand (1,000) EFH from Redelivery, whichever comes first, and Buyer provides written notice to GE of such defect within thirty (30) days of its discovery, GE shall pay any direct costs for Engine Repairs resulting therefrom. The foregoing shall constitute the sole remedy of Buyer and the sole liability of GE for repair of defective workmanship, relative to Buyer's Equipment covered by this Paragraph C.

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL

              ARTICLE III. - BUYER OBLIGATIONS

A.   During the term of this Agreement, Buyer shall:

l. Deliver to GE's facility or make otherwise accessible to GE all Equipment from Buyer's fleet of CF6-SOE2 Engines, as specified in Appendix "B", requiring Repair. However, GE shall have the option to perform Repairs with a field team at other locations.

2. Provide to GE's authorized personnel reasonable access to Buyer's Equipment when such Equipment is in Buyer's possession, as well as to all operating and maintenance records maintained by Buyer related to Buyer's Equipment.

3. Make every reasonable effort to provide incoming transportation information in writing to GE within at least three(3) calendar days prior to Delivery of Buyer's
Equipment at GE's facility.

4. Designate in writing one (1) or more of its employees as a representative during the term of this Agreement. Such representative(s) shall represent Buyer hereunder.

5. Develop with GE, on a monthly basis, an EIS of Buyer's Equipment to be provided to GE for Repair hereunder. The EIS shall identify by serial number the type of Equipment, quantities and general workscope expected to be delivered to GE during the next six (6) months. Buyer shall utilize its best efforts with respect to the accuracy and completeness of the data contained in the EIS.

6. Provide all Line Maintenance and Line Station Support including but not limited to labor, Materials and services associated with the purchase, warehousing and control of rotable Line Replaceable Units.

7.   [         ]

8. Supply to GE complete historical information to facilitate Repairs hereunder which shall include, at a minimum, the following:

a.   Total Engine Operating Time Since New ("TSN").

b.   Time Since Last Visit ("TSLV").

c.   Cycles Since New ("CSN").

d.   Cycles Since Last Visit ("CSLV").

e.   Reason for this shop visit.

f. LRU In/Out Sheet during operating period prior to this shop visit and reason for removal, using Buyer's best reasonable efforts.

g.   TSN, CSN on all LLP.

Parts replaced hereunder due to lack of adequate records, as specified above, will be at Buyer's expense; however, prior to replacing such Parts, GE will first advise Buyer that certain records are missing and allow Buyer five (5) working days to acknowledge and forward such records to GE. If, after the allotted five (5) working days, the records are not complete, GE will assume that the time and cycles as specified in Buyer supplied historical information have expired on all Life Limited Parts for which there is a lack of record and GE's obligation to provide a lease Engine, as specified in Article II. of this Section 2, shall be canceled for that shop visit.

9. Provide to GE an external Equipment configuration specification for Equipment, pursuant to Section I - Article
I., Paragraph C., above.

10. Ensure that adequate office space, parking, telephone, facsimile and computer equipment is available for the GE technical representative assigned to the Buyer facility, as applicable.

11. Maintain a minimum of ten (10) Spare Engines, including three Engines to support work-in-process (also referred to as "Pipeline Spares"), to be made available in accordance with the schedule set forth in Appendix "B", in support of the fifteen (15) aircraft fleet.

[         ]
[         ]

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL

              ARTICICL V. - TERMS OF AGREEMENT

This Agreement shall commence upon execution of this Agreement by both parties, or the latter of the two signature dates if the parties do not sign concurrently ("Effective Date") and shall remain in full force and effect until September 30, 2006, unless extended in writing by mutual agreement or in accordance with Section I., Article II., Paragraph A.1., as a result of exercise of option in accordance with Section I., Article II., Paragraph F., or until terminated by either party as provided for in Attachment "I", Paragraph 1. "Termination".

        ARTICLE VI. - ENTIRE AGREEMENT AND AMENDMENTS

This Agreement, together with Appendices "A" - "H" and
Attachment "I", contains and constitutes the entire understanding and agreement between the parties hereto respecting the subject matter hereof, and supersedes and cancels all previous negotiations, agreements, commitments, and writings in connection herewith. This Agreement may not be released, discharged, abandoned, supplemented, changed, or modified in any manner, orally or otherwise, except by an instrument in writing of concurrent or subsequent date signed by a duly authorized officer or representative of each of the parties hereto.

IN WITNESS WHEREOF, the GE and Buyer have caused this Agreement to be signed in duplicate by their duly authorized officers and representatives as of the date written below.

For and On Behalf Of:         For and On Behalf Of:

General Electric Company      Atlas Air, Inc.
By: /s/J R Malone             By: /s/ Mickey P. Foret
Title: Director of Sales      Title: President
Date: June 6, 1996            Date: June 6, 1996
     (the "Effective Date")        (the "Effective Date

                   SECTION 3 - APPENDICES

                        APPENDIX "A"

                          GLOSSARY

For purposes of this Agreement, the following terms shall be defined as follows:

A.   Buyer's Fleet

CF6-50E2 Engine powered B747 aircraft operated by Buyer.

B.   Component

Parts joined together to form a subassembly or unit of the Equipment.

C.   Delivery

The date on which Buyer's Equipment is Delivered Duties Paid
("DDP") GE's designated Repair facility (Incoterms 1990) for the purpose of Repair, except for those instances referring to delivery of aircraft.

D.   Engine Caused Failure

The failure of an Engine or an Engine Part which is the sole cause for Engine Removal.

E.   Engine Maintenance Unit ("EMU")

A major serialized portion of the Engine originally sold by GE as a new or used, serviceable assembly.

F.   Equipment

Buyer s CF6-50E2 Engines, Engine Modules, Engine Maintenance
Units, and Engine Parts collectively referred to as "Equipment".


G.   Foreign Object Damage ("FOD")

"Major FOD"  [      ]

"Other FOD"  [      ]

H.   GE

The term "GE" shall include GE, and its affiliated companies
(as presently and hereinafter constituted) and directors, officers, employees, agents, vendors or suppliers of GE and its affiliated companies.

I.   Life Limited Part

A Part with an approved limitation on use in cumulative hours or cycles, which either the original equipment manufacturer or the FAA establishes as the maximum period of allowable operational time for all such Parts in airline service, with periodic Repair and restoration. Also known as "Ultimate Life Part".

J.   Material

All items purchased, supplied, or fabricated and utilized during maintenance of the Equipment or incorporated in and made a part of the Equipment. Used collectively to describe all Parts, Components, Expendables, Rotables and supplies required for the maintenance of the Equipment.

K.   Redelivery

After Repair, the date on which GE offers for acceptance and ships Ex Works, GE's designated Repair facility (Incoterms
1990) Buyer's Equipment.

L.   Repair

The teardown or disassembly, inspection, Repair, maintenance, overhaul, modification, Parts replacement, where necessary, and reassembly and test, when applicable, of Buyer's Equipment.

M.   Rotable Inventory

Serviceable Engine Module, EMU, or Component which is exchanged for like hardware which requires Repair for which Turn Time exceeds the allotted Repair flow time associated with same.

N.   Serviceable

An item of Equipment which meets all GE and FAA specified standards for airworthiness following Repair and has no known defects which would render it unfit for service, in accordance with the Engine Specification.

O.   Turn Time

The number of calendar days between input of Buyer's
Equipment into GE's facility for Repair and Redelivery to Buyer.

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL


                        APPENDIX "B"

    ENGINE SERIAL NUMBERS AND AIRCRAFT DELIVERY SCHEDULE

     Installed           Spare               Estimated
Engine Quantity     Engine Quantity      Delivery Schedule

     4                   1              4th Quarter 96
     8                   1              1st Quarter 97
     8                   1              2nd Quarter 97
     8                   2              3rd Quarter 97
     12                  2              4th Quarter 97
     12                  2              1st Quarter 98
     8                   1              2nd Quarter 98

Engine serial numbers to be added as Buyer purchases aircraft.


                        APPENDIX "C"

                         [         ]

     Nomenclature                       Turn Time

[                   ]              [                   ]

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL

                        APPENDIX "D"

                    MCPH PRICE ADJUSTMENT

[         ]

A. For the purpose of this paragraph, the following definitions apply:

1.   The annual average Composite Price Index ("CPI") shall
mean a price index which is derived by[      ].

[         ]

2. The Base Price ("BP") shall be the price stated in Paragraph C.1. of Section 1., Article II. of this Agreement.

3.   The Base Year ("BY") shall be [    ].

4.   [         ]

5. The CPI shall be calculated in accordance with Paragraph I.A., above.

B.   The price(s) for any [   ] shall be adjusted in
accordance with the following formula:

               [                        ]

C.   [         ]




II.  Reconciliation:

A. The following reconciliations shall be made during the term of this Agreement:

[              ]


PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL

                        APPENDIX "E"
                         [         ]

[         ]

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL

                        APPENDIX "F"

          SUPPLEMENTAL WORK DEFINITION AND PRICING

1. Supplemental Work shall be specifically excluded from application of the MCPH Rate and shall be defined as follows:

a.   All other services not specifically included in Section
2., Article I, Paragraph A of this Agreement.

b.   Further, Services described in Section 2., Article 1,
Paragraph A. of this Agreement,. shall be identified as Supplemental Work (unless caused by an action of GE) if it has been determined to GE's reasonable satisfaction that such Engine or Module requires Repair for, or as a result of:

[         ]
[         ]

2.   When services are performed during a non-Qualifying
Shop Visit which are not required as part of the Supplemental Work Repair or would otherwise have been performed subsequently as .MCPH Repair, the parties will negotiate an appropriate allocation of the cost between MCPH and Supplemental Work.

II. Supplemental Work shall be charged on a time and material basis as follows:

A.   Labor

1. Direct labor shall be charged in accordance with Appendix "F-1".

2. All other direct labor performed by GE at GE's facility shall be charged [ ]per Man Hour.

3. For Services performed at a GE or GE affiliate On-Wing Support facility or for Services performed, at the direction of Buyer, at a location other than a GE facility direct labor, including travel to and from the employee's home or normal place of work as applicable, until arrival at destination temporary living quarters or place of work shall be charged as follows:

Straight Time            [         ]

Straight Time is defined as the first eight (8) hours charged Monday through Friday (except holidays) providing a minimum of eight(8) hours break has occurred since the last time charged.

Overtime                 [         ]

Overtime is defined as all time charged other than Straight
Time.

4.   [         ]

B.   Material

1.   GE furnished Material required for Repair of Buyer's
Equipment shall be charged as follows and is subject to the additional fee denoted in Paragraph 2., below:

a. New piece Parts and any other GE furnished new Material will be priced in accordance with the then current CF6
Engine Spare Parts Price Catalog, or applicable manufacturer's list price.

b.   Used Serviceable piece Parts and any other GE furnished
used Serviceable Material will be priced at [          ] of
the then current CF6 Engine Spare Parts Price Catalog, or applicable manufacturer's list price.

c.   Bench Stock will be priced in accordance with Appendix
"G" attached hereto.

d.   Fuel and lube will be priced [          ].

2.   GE furnished Material will be charged to Buyer at the
prices specified above [      ] fee with a maximum fee of
[    ] Per Piece Part. Maximum fees are effective for 1996
and will be adjusted January 1 of each year at the same rate as manufacturer/supplier escalation.

3.   Rotable/Exchange Inventory

a.   Rotable Inventory Usage

1) GE-furnished Rotable piece Parts installed in Buyer's Equipment during Repair shall be assessed a Rotable fee
equal to [          ] Maximum fees for Rotable Inventory are
effective for 1996 and will be adjusted January 1 of each year at the same rate as manufacturer/supplier escalation.

2) Buyer agrees to accept compatible Rotable piece Parts that are updated to the then current Service Bulletin
Baseline which is the configuration used by the majority of GE's customers operating the CF6-50E2 Engine.

3) Rotable Parts fee, if applicable, will be canceled and Buyer will be charged for replenishment of GE-furnished
Rotable Parts inventory if Buyer's trade-in Equipment is determined to be non-repairable after GE-furnished Rotable
Parts have been installed/shipped on Buyer's Equipment as follows:

a) Replacement charge for used Serviceable Parts other than Ultimate Life Parts will be invoiced at the then-current CF6 Spare Parts Price Catalog list price, if
replacement is with a new Part or at [       ] of the then
current CF6 Engine Spare Parts Price Catalog, or applicable manufacturer's list price, if the replacement is with a used Serviceable Part.

b) Replacement charge for new Parts will be invoiced at the then-current CF6 Spare Parts Price Catalog list price.

c)   All replacement Parts will be assessed applicable
Material fees specified in Paragraph II.B.2., above.

b.   Inventory Exchange

Charges and credits associated with the retirement or exchange of Life-Limited Parts will be as follows:

1)   When the remaining Flight Cycles of a repairable Life-
Limited Part removed from Buyer's Equipment are less than the remaining Flight Cycles of GE's Life-Limited Part replacing Buyer's Part, Buyer will be charged the difference.

2) Conversely, when the remaining Flight Cycles of a repairable Life-Limited Part removed from Buyer's Equipment are in excess of the remaining Flight Cycles of GE's Life-
Limited Part replacing Buyer's part, GE shall credit Buyer the difference.

3) The charge or credit for such difference shall be determined as follows:

a)   [         ]

b) Multiply the resulting value per cycle by the difference described in paragraphs 1) and 2), above.


C.   Subcontractor

Work subcontracted by GE (excluding work subcontracted to
another GE component) will be charged to Buyer at vendor
charges plus a [         ] per vendor invoice.

D.   Engine Test

1.   Test cell usage will be charged to Buyer at a fixed
price of [          ] per Engine test, plus fuel, oil and
other Material.

2. Test rejections resulting from: (1) non-compliance with agreed upon Workscope; or, (2) GE's workmanship shall be at GE's expense.

3. Test cell charges incurred at Buyer's request for over and above the agreed upon Workscope shall be invoiced to the Buyer.

4.   Testing done on an overtime basis, at the direction of
the Buyer,[         ].

5. Engine test prices in subparagraphs 1. and 4., above, will be subject to adjustment consistent with the provisions of Paragraph A.4., above.

E.   Specific Equipment Repair

Specific Equipment Repairs performed at GE service shops shall be charged in accordance with the then current
Component Repair Directory.

F.   On-Site Support

For Services performed at a site other than the designated
Repair facility, at the direction of Buyer, Buyer agrees to pay additional applicable charges, including but not limited to, travel and living expenses, shipping charges for tooling, materials, facility charges, etc..

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL


                       APPENDIX "F-1"

                      FIXED PRICE LABOR
                         [         ]

Labor associated with standard disassembly, cleaning, visual/dimensional inspection, non-destructive testing, repetitive repairs, reassembly, test, and ship, shall be invoiced as follows. Serviceability inspections of modules/EMU's are not included below, except as stated.
Serviceability inspections for all other items will be accomplished at the T&M rate specified in this Agreement.

BASIC ENGINE                            PRICE
INCOMING INSP (BASIC)                   [         ]
INCOMONG INSP (WITH QEC)                [         ]
PTT+INCOMING DIAGNOSTIC TEST            [         ]
ENGINE FINAL ASSY                       [         ]
ENGINE FINAL ASSY (INCLD QEC)           [         ]
PTT & POST REPAIR PERF. TEST            [         ]
PREP TO SHIP                            [         ]


GEARBOX MODULE
REM & INSTALL AGB                       [         ]
REM & INSTALL TRANSFER G/B              [         ]
REM & INSTALL HORIZONTAL DRIVE          [         ]
REM & INSTALL RADIAL DRIVE              [         ]
REM & INSTALL INLET G/B                 [         ]


LPT MODULE
REMOVE & INSTALL LPT MODULE             [         ]
D/A & R/A LPT MODULE TO EMU'S           [         ]
D/A REP & R/A LPTR                      [         ]
D/A REP & R/A LPT CASES                 [         ]
D/A REP & R/A TMF                       [         ]
D/A REP & R/A TRF                       [         ]

HPT MODULE
REM & INST HPTR/STG 1&2 NOZ/COMB.       [         ]
D/A & R/A HPT MODULE TO EMU'S           [         ]
D/A & R/A HPTR                          [         ]
D/A & R/A STG2 NOZZLE                   [         ]
D/A & R/A STG1 NOZZLE                   [         ]

HPC MODULE
REMOVE & INSTALL HPC MODULE             [         ]
D/A & R/A HPC MODULE TO EMU'S           [         ]
D/A & R/A HPCR                          [         ]
D/A & R/A HPC CASEC(FWD & AFI)          [         ]
D/A & R/A CRF                           [         ]

FAN MODULE
REM & INSTALL STG I FAN BLDS & HDW      [         ]
RECONTOUR STG 1 FAN BLDS                [         ]
RESTORE E12/13 CLEARANCES               [         ]
REM & INSTALL STG 1 FAN DISK            [         ]
REM & INSTALL EXT HDWR + C&A            [         ]
REM & INSTALL FAN BOOSTER ASSY          [         ]
D/A & R/A FAN BSTR CASES                [         ]
D/A & R/A FAN BSTR ROTOR                [         ]
REM & INSTALL FAN MID SHAFT EMU         [         ]
D/A & R/A FAN SHAFT                     [         ]
REM & INSTALL OGV'S                     [         ]
REM & INSTALL FAN FRAME                 [         ]
D/A & R/A FAN CASES                     [         ]

OTHER COMMON WORKSCOPES
MODULE SERVICEABILITY INSPS.
FAN MODULE                              [         ]
LPT MODULE                              [         ]
HPC MODULE                              [         ]
EMU SERVICEABILITY INSPS.
LPT CASES                               [         ]
LPT ROTOR                               [         ]
TURBINE MIDFRAME                        [         ]
TURBINE REALR FRAME                     [         ]
OTHER SERVICEABILITY INSPS.
HPC CASES                               [         ]
HPC ROTOR                               [         ]
COMPRESSOR REAR FRAME                   [         ]
AGB PARTIAL WORKSCOPES                  [         ]
REM & INSTALL ACCESSORIES FRM G/B       [         ]
REPLACE AGB CARBON SEALS                [         ]

GE REPAIR WORKSCOPES
D/A REPAIR & R/A TRANSFER G/B           [         ]
D/A REPAIR & R/A INLET G/B              [         ]
D/A REPAIR & R/A AGB                    [         ]

HPC PARTIAL WORKSCOPES
TOP CASE (BASIC ENGINE)                 [         ]
TOP CASE (WITH QEC INSTALLED)           [         ]
REBLADE & GRIND HPC ROTOR(EXPSD)        [         ]
LPT PARTIAL WORKSCOPES
REBLADE LPTR FWD STG                    [         ]
REBLADE LPTR AFT STG                    [         ]
REBLADE LPTR FWD & AFT STGS             [         ]
HPT PARTIAL WORKSCOPES
REBLADE & GRIND HPT ROTOR(EXPSD)        [         ]

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL


                         APPENIX "G"

                         BENCH STOCK
(Prices are in 1996 dollars and shall be adjusted consistent with year-to-year average pricing changes in the CF6-50E
                    Spare Parts Catalog)

ITEM                                    PRICE
COMPLETE ENGINE                         [         ]

EXTERNAL HARDWARE

FAN MODULE
FAN ROTOR                               [         ]
FAN STATOR                              [         ]
FAN FRAME AND CASE                      [         ]
FAN MID-SHAFT                           [         ]
FAN MODULE BUILD-UP                     [         ]
INLET GEARBOX                           [         ]

CORE MODULE
HPC ROTOR                               [         ]
HPC RWD CASE                            [         ]
HPW REAR CASE                           [         ]
HPC REAR FRAME                          [         ]
HPC MODULE BUILD-UP                     [         ]

HIGH PRESSURE TURBINE MODIULE
HPT STAGE 1 NOZZLE                      [         ]
HPT ROTOR                               [         ]
HPT STAGE 2 NOZZLE                      [         ]
HPT MODULE BUILD-UP                     [         ]

LOW PRESSRRE TURBINE MODULE
TURBINE MID-FRAME                       [         ]
LPT STATOR CASES                        [         ]
LPT ROTOR                               [         ]
TURBINE REAR FRAME                      [         ]
LPT MODULE BUILD-UP                     [         ]

GEARBOX MODIULE
TRANSFER GEARBOX                        [         ]
ACCESSORY GEARBOX                       [         ]
MODULE BUILD-UP                         [         ]

Bench Stock consists of the low value consumable/expendable
Material[      ]required for the assembly of the various
"items" of Equipment. Bench Stock Materials will not be listed in detail on the bill of materials supplied with the invoice for the Equipment Repaired.

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL

                        APPENDIX "H"

                     SPECIAL PROVISIONS

A.   [         ]
     [         ]


PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL

                       ATTACHMENT "I"

                    TERMS AND CONDITION'S

I.   TERMINATION

A.   This Agreement may be terminated:

1.   Buyer may terminate this Agreement in the event
Buyer sells or leases or ceases to lease, without retaining maintenance responsibility, all or substantially all of Buyer's Fleet of Equipment covered by this Agreement. In the event Buyer terminates this Agreement for this reason, the termination shall only be effective after one hundred and eighty (180) days have elapsed after written notification to GE, but in no case prior to end of the calendar year in which the termination notification has been issued.

2. In the event that the payments by Buyer to GE provided for in this Agreement are not made within the time periods specified herein, GE may, at its option, suspend performance hereunder and any expenses incurred by GE in connection with performance hereunder in accordance with this Agreement prior to such suspension shall be payable by Buyer promptly upon notice thereof by GE. If such non-payment is not rectified by Buyer promptly upon such notice thereof, GE may terminate this Agreement. Any delays by GE as a result of such suspension of performance shall be considered an excusable delay under Paragraph IV., "Excusable Delay" below.

3. Upon the commencement of any bankruptcy or reorganization proceeding by or against either party hereto
(the "Defaulting Party"), the other party may, upon written notice to the Defaulting Party, cease to perform any or all of its obligations under this Agreement(including, without limitation, work in progress and deliveries)unless the Defaulting Party shall provide adequate assurance, in the opinion of the other party, that the Defaulting Party will continue to perform all of its obligations under this Agreement in accordance with the terms hereof, and will promptly compensate the other party hereto for any actual loss resulting from the Defaulting Party being unable to perform in full its obligations hereunder.

4. By either party upon written notice to the other party in the event of default of the other party or any of its obligations under this Agreement and in the event that such default is not cured within sixty (60) days of the notice.

5.   [         ]

B.   In the event this Agreement is terminated: (a) GE
shall, upon receipt of Buyer s written request, promptly
deliver all Buyer's Equipment, Parts and related
documentation to Buyer; and,[      ].

C. All rights and obligations of the parties hereto created pursuant to the provisions of this Agreement shall survive the expiration, termination or cancellation of this Agreement by either party until all such rights and obligations have been fully and satisfactorily completed.

II.  TITLE, DELIVERY AND RISK OF LOSS

Parts, Material, labor and associated overhead incorporated into Buyer's Equipment, as required in performing Services on Buyer's Equipment hereunder, shall be deemed to have been sold to Buyer, and title to such Parts and Services thereon shall pass to Buyer upon assignment of such parts, materials, labor and associated overhead to Buyer's Equipment. Risk of loss or damage to such parts and work thereon shall pass to Buyer upon Redelivery to Buyer. Title to and risk of loss of or damage to any parts removed from Buyer's Equipment, which are replaced by other parts, shall pass to GE upon removal of such parts from Buyer's equipment. Risk of loss of or damage to Buyer's Equipment shall rest with GE while located at GE's facility after Delivery and prior to Redelivery. Final acceptance of Redelivered Equipment shall be at GE's facility.

III. LIMITATION OF LIABILITY AND INDEMNIFICATION

[         ]

IV.  EXCUSABLE DELAY

A. GE shall be excused from, and shall not be liable for, any delays in its performance or failure to perform hereunder and shall not be deemed to be in default for any failure of performance hereunder due to causes beyond its control. Such causes shall be conclusively deemed to include, but not be limited to, acts of God, acts (or failure to act) of the Buyer, acts (or failure to act) of civil or military authority, government priorities, fires, strikes, labor disputes, work stoppage, floods, epidemics, war (declared or undeclared), riot, delays in transportation or inability to obtain on a timely basis necessary labor, materials, or components. In the event of any such delay, the date of performance shall be extended for a period equal to the time lost by reason of the delay. This provision shall not, however, relieve GE from using commercially reasonable efforts to avoid or remove such causes and continue performance with reasonable dispatch whenever such causes are removed. GE shall promptly notify Buyer when such delays occur or impending delays are likely to occur and shall continue to advise it of new performance schedules and changes relating thereto. If and to the extent that GE is prevented from performing under this Agreement by any of the foregoing causes, Buyer shall be permitted to obtain the Repair of the Equipment from other sources, but only until GE is again able to perform hereunder.

B    Notwithstanding the provisions of Paragraph A., above,
if any delay resulting from any of the foregoing causes extends for more than one hundred eighty (180) days and the parties have not agreed upon a revised basis for continuing the performance hereunder at the end of the delay, including reimbursement of GE costs resulting from such delay, then either party, upon thirty (30) days written notice, may terminate this Agreement.

V.   TAXES

A. In addition to the price to be paid by Buyer hereunder, Buyer shall pay to GE, or furnish to GE evidence of exemption therefrom, taxes (including, without limitation on, sales, use, excise, property, turnover, or value added taxes), duties, fees, charges, or assessments (but excluding taxes in the nature of income taxes), legally assessed or levied by governmental authority against GE, or its employees, its subsidiaries, or their employees, as a result of any sale, delivery, transfer, use, export, import, or possession of repaired Equipment, under this Agreement. If claim is made against GE for such taxes, duties, fees, charges, or assessments, GE shall immediately notify Buyer; and if requested by Buyer, GE shall not pay except under protest, and if payment is made, shall use all reasonable effort to obtain a refund thereof. If all, or any part, of such taxes, duties, fees, charges, or assessments be refunded, GE shall repay to Buyer such part thereof as Buyer shall have paid. Buyer shall pay to GE, upon demand, all expenses (including penalties and interest) incurred by GE in protesting payment and in endeavoring to obtain such
refund.[       ]

[         ]

VI.  NOTICES

Any notice under this Agreement shall become effective upon receipt and shall be in writing delivered or sent by mail or electronic transmission to the respective parties at the following addresses, which may be changed by written notice:

          To Buyer            To GE:

                              GE Aircraft Engines
                              GE Engine Services
                              1 Neumann Way, MD/S-95
                              Cincinnati, Ohio 45215

          Attention:          Attention: MCPH Manager

                              with a copy to:
                              GE Aircraft Engines
                              GE Engine Services
                              Attn: General Manager
                              1 Neumann Way, MD/S-95
Cincinnati, Ohio 45215

VII. GOVERNMENTAL AUTHORIZATIONS

A. Buyer shall be importer and exporter of record and shall be responsible for the timely application for, obtainment and maintenance of any required governmental authorizations such as import licenses, export licenses, exchange permits, or any other required governmental authorization. GE shall not be liable if any authorization is delayed, denied, revoked, restricted, or not renewed and Buyer shall not thereby be relieved of its obligation to pay GE for its work performed and any other charges which are the obligation of Buyer hereunder.

B. All products (including technical data delivered hereunder) shall at all times be subject to the Export Administration Regulations and or International Traffic in Arms Regulations of the United States of America and any amendments thereof. Buyer agrees that it shall not make any unauthorized disposition of United States of America-origin Equipment (including technical data) provided by GE through trans-shipment, re-export, diversion, or otherwise, other than in and to the country of ultimate destination specified in Buyer's order or declared as the country of ultimate destination on GE's invoices, except as United States laws and regulations may permit.

VIII.JURISDICTION

The validity, performance, and all matters relating to the interpretation and effect of this Agreement and any amendment thereto shall be interpreted in all respects in accordance with the laws of the State of New York and, in the event of any unresolved dispute, Buyer agrees to submit to the non-exclusive jurisdiction of the U.S District Court for the Southern District of New York. The United Nations
Convention on Contracts for the International Sale of Goods is not applicable to this Agreement.

IX.  ASSIGNMENT

Any assignment of this Agreement or any rights or
obligations hereunder by either party without the prior
written consent of the other party shall be void, except
that Buyer's consent shall not be required for the
substitution of an affiliated company of GE in place of GE
as the contracting party to perform any work hereunder. In
the event of such substitution, Buyer shall be advised
thereof in writing. In case of lease, by Buyer, of
Engines covered by this Agreement, the parties agree that
rights and obligations under this Agreement shall remain
with the Buyer.[         ]

X.   NO THIRD PARTY BENEFICIARIES

This Agreement is for the benefit of the parties hereto and is not for the benefit of any third person, firm or corporation and nothing herein contained shall be construed to create any rights in or obligations to any third parties under, as a result of, or in connection with this Agreement.

XI.  NON-WAIVER

Any failure by GE to enforce any of the provisions of this Agreement or to require at any time performance by Buyer of any of the provisions hereof shall in no way affect the validity of this Agreement or any part hereof, or in the right of GE thereafter to enforce each and every such provision, nor shall GE actual performance, whether or not under this Agreement, be deemed in any way indicative of the scope of the obligations of GE under this Agreement.

XII. EXCLUSIVE TERMS

The terms and conditions of this Agreement shall apply to all written authorizations issued by Buyer to GE for work to be performed under this Agreement in lieu of any printed terms thereon or therein and such written authorizations shall form a part of this Agreement.

XIII.PARTIAL INVALIDITY

If any provision of this Agreement shall be held to be invalid, illegal, or unenforceable, the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

XIV. NON-DISCLOSURE

The parties agree that neither will disclose any of the terms of this Agreement nor any information or data provided to either party as a result of this Agreement to a third party, without prior written approval of the other party except that:

1. To the extent required by government agencies and courts for official purposes, disclosure may be made to such agencies and courts. In such event, a suitable restrictive legend limiting further disclosure shall be applied.

2. The existence of the Agreement and its general purpose only may be stated to others by either of the parties without approval from the other.

XV.  CONTROLLING LANGUAGE

The English language shall be used in the interpretation and performance of this Agreement.

XVI. HEADINGS

The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning and interpretation of this Agreement.

XVII. WAIVER Of IMMUNITY

To the extent that Buyer or any of its property is or becomes entitled at any time to any immunity on the grounds of sovereignty or otherwise from any legal action, suit or proceeding, from set-off or counterclaim, from the jurisdiction of any competent court from service of process, from attachment prior to judgment, from attachment in aid of execution, or from execution prior to judgment, or other legal process in any jurisdiction, Buyer, for itself and its property, does hereby regularly, irrevocably and unconditionally waive, and agree not to plead or claim, any such immunity with respect to its obligations, liabilities or any other matter under or arising out of or in connection with this Agreement or the subject matter hereof. Such agreement shall be irrevocable, not subject to withdrawal in any and all jurisdictions, and is made only for the express benefit of GE and its affiliated companies.

XVIII. REPAIR LOCATION

GE may perform any work required by this Agreement at any of its FAA approved Repair Facilities.

XIX. INFORMATION AND DATA

All information and data (including, but not Limited to, designs, drawings, blueprints, tracings, plans, models, layouts, specifications and memoranda, but excluding shop visit record information and data) which may be furnished or made available to one party hereto by the other party hereto, directly or indirectly as the result of this Agreement shall remain the property of the disclosing party. The information and data shall neither be used by the receiving party, nor furnished to any other person, firm or corporation, for the design or manufacture of any equipment or part, nor permitted out of the receiving party's possession, nor divulged to any other person, firm or corporation, except as herein provided. Nothing in this Agreement shall preclude the receiving party from using or furnishing to others information and data necessary to effect any contract or arrangement under which this is to be performed for the receiving party, by others, modification, overhaul, or maintenance work on the Equipment, their parts or accessories. The instrument by which the receiving party transfers any Equipment may permit the use of such data by its transferee, subject to the same Limitation set forth above, and shall preserve to the disclosing party the right to enforce such Limitation.

XX.  WARRANTY

[         ]

XXI. PATENTS

A. Except as provided for in Article III., "Limitation of Liability" above, GE shall handle all claims and defend any suit or proceeding brought against Buyer insofar as based on a claim that, without further combination, any Equipment or any part thereof manufactured by GE and furnished hereunder constitutes an infringement of any patent of the United States or of any other country that is signatory to Article 27 of the Convention on International Civil Aviation signed by the United States at Chicago on December 7,1944, if notified promptly in writing and given authority, information and assistance (at GE's expense) for the defense of same. In case such Equipment, or any part thereof, is in such suit held to constitute infringement and the use of said Equipment or part thereof is enjoined, GE shall, at its own expense, and at its option, either procure for Buyer the right to continue using said Equipment or part thereof; or replace same with non-infringing Equipment or modify it so it becomes non-infringing; or remove said Equipment and refund the purchase price (less reasonable depreciation) thereof. The foregoing shall constitute the sole remedy of Buyer and the sole liability of GE for Patent infringement.

B. The preceding paragraph shall not apply to any Equipment, or any part thereof, manufactured to Buyer's design. As to such Equipment, or any part thereof, GE assumes no liability whatsoever for patent infringement.

C. With respect to any Equipment, or part thereof, furnished hereunder which is not manufactured by GE, only the patent indemnity of the manufacturer, if any, shall apply.


PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS
REQUESTED CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE
COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED
MATERIAL