Form 10-K/A
period 1996-12-31
ATLAS AIR INC
filed 1997-07-16
CIK 941552

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          ____________

                          FORM 10-K/A-1

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For fiscal year ended   December 31, 1996

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission File No. 0-25732
                        ______________

                        ATLAS AIR, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                      84-1207329
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification No.)


538 Commons Drive, Golden, Colorado                    80401
(Address of principal executive offices)             (Zip Code)

Registrant's  telephone number, including area code:(303)526-5050

Securities registered pursuant to Section 12(b) of the Act:  None

Securities  registered  pursuant to Section  12(g)  of  the  Act:
Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The  aggregate market value of voting stock  held  by  non-
affiliates  of the registrant at March 14, 1997 was  $526,177,000
(based on the average bid and asked price of $23 7/16 as reported on the Nasdaq National Market).

              DOCUMENTS INCORPORATED BY REFERENCE

  Description of document            Part of the Form 10-K

Portions of the Definitive           Part III
Proxy Statement to be used           (Item 10 through Item 13)
in connection with the
registrant's 1997 Annual
Meeting of Stockholders.


                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of July, 1997.


                                   ATLAS AIR, INC.



                                   By: /s/ Richard H. Shuyler
                                   Richard H. Shuyler
                                   Senior Vice President-Finance,
                                   Chief Financial Officer
                                    and Treasurer


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

 (a)(1) Financial Statements

  Index to Consolidated Financial Statements                F-1
  Report of Independent Public Accountants                  F-2
  Consolidated Balance Sheets                               F-3
  Consolidated Statements of Operations                     F-4
  Consolidated Statements of Stockholders' Equity           F-5
  Consolidated Statements of Cash Flows                     F-6
  Notes to Consolidated Financial Statements                F-7

 (a)(2) Financial Statement Schedules

 None required.

 (a) (3) List of Exhibits

Exhibit
 No.                                   Description

 +2.1        -  Plan of Reorganization
                and Merger Agreement dated as of July 12, 1995 by
                and between Holdings and the Company.
  +3.2        - Restated Certificate  of
                Incorporation of the Company.
  +3.3        - Amended and Restated By-Laws of the Company.
 ++4.1      -   Form  of   Indenture
                between  the  Company  and First  Fidelity  Bank,
                N.A., as Trustee.
 ++4.2        - Form of Second Indenture
                between  the  Company  and First  Fidelity  Bank,
                N.A., as Trustee.
 ++4.3       -  Form  of Pass  Through
                Trust  Agreement  between the Company  and  First
                Fidelity  Bank, N.A., as Trustee  (with  form  of
                Pass  Through  Certificate  attached  as  exhibit
                thereto).
 ++4.4       -  Form  of Pass  Through Trust
                Agreement between the Company and First  Fidelity
                Bank, N.A., as Trustee (with form of Pass Through
                Certificate attached as exhibit thereto).
 **5.1        - Opinion of Cahill Gordon
                & Reindel as to the legality of the Certificates
 +10.14      -  Boeing 747 Maintenance
                Agreement  dated  January 1,  1995,  between  the
                Company and KLM Royal Dutch Airlines, as amended.
 +10.15      -  Atlas Air,  Inc.  1995
                Long Term Incentive and Stock Award Plan.
 +10.16       - Atlas Air, Inc. Employee Stock Purchase Plan.
 +10.17       - Atlas Air, Inc.  Profit  Sharing Plan.
 +10.18       - Atlas  Air, Inc.  Retirement Plan.
++10.19       - Employment  Agreement
                between the Company and Michael A. Chowdry.
++10.20      -  Employment  Agreement between the Company
                and Richard H. Shuyler.
++10.21      -  Employment  Agreement
                between the Company and Clark H. Onstad.
++10.23      -  Employment  Agreement
                between the Company and James T. Matheny.
 +10.26      -  Maintenance  Agreement
                between   the  Company  and  Hong  Kong  Aircraft
                Engineering Company Limited dated April 12, 1995,
                for   the   performance  of  certain  maintenance
                events.
 +10.28      -  Secured Loan Agreement
                by  and  between  Atlas  One  and  Internationale
                Nederlanden  Aviation  Lease  B.V.  dated  as  of
                December  30,  1994, including  Amendment  No.  1
                thereto and certain related agreements.
 +10.30     -   Conditional    Sales
                Agreement dated as of September 22, 1994  by  and
                between  Lufthansa  and the Company  relating  to
                B747-230 aircraft, registration D-ABYS.
 +10.31     -   Conditional    Sales
                Agreement dated as of September 22, 1994  by  and
                between  Lufthansa  and the Company  relating  to
                B747-230 aircraft, registration D-ABYL.
 *10.36     -   Aircraft   Purchase
                Agreement,  dated as of January 19, 1996  between
                Langdon Asset Management, Inc. and the Company.
**10.51      -  Employment  Agreement
                dated  as  of April 19, 1996 between the  Company
                and Mickey P. Foret.
  10.52      -  Employment Agreement dated as of November  18,
                1996 between the Company  and  R. Terrence Rendleman.
  10.53      -  Secured Loan Agreement by and between the Company
                and Finova Capital Corporation dated April 11, 1996.
  10.54      -  Second  Amended   and
                Restated  Credit Agreement among the Company  and
                the  Lenders listed therein, Goldman Sachs Credit
                Partners L. P. (as syndication agent) and Bankers
                Trust  Company  (as Administrative  Agent)  dated
                February 28, 1997.
***10.55    -   Engine   Maintenance
                Agreement   betweeen  the  Company  and   General
                Electric Company dated June 6, 1996.
  +16.1      -  Letter dated July  21,
                1995  from  Ernst & Young to the  Securities  and
                Exchange Commission.
  +21.1      -  Subsidiaries  of the  Registrant.
 **23.1      -  Consent of Independent Public Accountants.
 **23.2      -  Consent of Cahill Gordon & Reindel (included  in
                Exhibit 5.1).
   23.3      -  Consent of Independent Public Accountants.
 **24.1      -  Powers of Attorney (set forth on the  signature
                page of the Registration Statement).
   27        -  Financial Data Schedule.
_______________________
+ Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 33-90304).
++ Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 33-97892).
* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-2810).
**   Previously filed.
*** Portions of this document, for which the Company has requested confidential treatment, have been redacted and
     filed   separately   with   the  Securities   and   Exchange
     Commission.

 (b)  Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.












                          EXHIBIT 10.55

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

                 CONFIDENTIAL TREATMENT HAS BEEN
                REQUESTED FOR BRACKETED MATERIAL
                          "[        ]"









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

A.   Labor

1.   Direct labor shall be charged in accordance with Appendix "F-
1".

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

2)   Conversely, when the remaining Flight Cycles of a repairable
Life-Limited Part removed from Buyer's Equipment are in excess of the remaining Flight Cycles of GE's Life-Limited Part replacing
Buyer's part, GE shall credit Buyer the difference.

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

V.   TAXES

A. In addition to the price to be paid by Buyer hereunder, Buyer shall pay to GE, or furnish to GE evidence of exemption therefrom, taxes (including, without limitation on, sales, use, excise, property, turnover, or value added taxes), duties, fees, charges, or assessments (but excluding taxes in the nature of income taxes), legally assessed or levied by governmental authority against GE, or its employees, its subsidiaries, or their employees, as a result of any sale, delivery, transfer, use, export, import, or possession of repaired Equipment, under this Agreement. If claim is made against GE for such taxes, duties, fees, charges, or assessments, GE shall immediately notify Buyer;
and if requested by Buyer, GE shall not pay except under protest, and if payment is made, shall use all reasonable effort to obtain a refund thereof. If all, or any part, of such taxes, duties, fees, charges, or assessments be refunded, GE shall repay to Buyer such part thereof as Buyer shall have paid. Buyer shall pay to GE, upon demand, all expenses (including penalties and interest) incurred by GE in protesting payment and in endeavoring to obtain such refund.
[         ]

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