Form 10-K/A
period 1996-12-31
ATLAS AIR INC
filed 1997-07-21
CIK 941552

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          ____________

                          FORM 10-K/A-2

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

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED MATERIAL



              CF6-50E2 ENGINE MAINTENANCE AGREEMENT

THIS AGREEMENT, by and between General Electric Company, a corporation organized and existing under the law of the State of New York, U.S.A. and having an office in Cincinnati, Ohio, ("GE"), and Atlas Air, Inc., a corporation organized under the law of Delaware, with its principal place of business at Building 243, John F. Kennedy International Airport, Jamaica, New York, USA ("Buyer").

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

2.   Price Adjustment

The Base Price shall be adjusted for fluctuation of the economy
[         ] and reconciliation factors as described in Appendix "D", hereto.

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

b. Inclusion shall be mutually agreed upon and the date for inclusion may be retroactive. Engines requested by Buyer to be included in MCPH will be evaluated by GE and the parties will negotiate any adjustment to the MCPH pricing considering, but not limited to, LLP life remaining, Engine age versus fleet average and workscope for the Engine's last shop visit. Engines will be included in MCPH after such negotiation.

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


D. Payment for any Services performed by GE as Supplemental Work, performed pursuant to the provisions of Appendix "F" Paragraph II., of this Agreement, shall be made by Buyer within thirty (30) days after date of invoice. Any disputed invoiced amounts withheld by Buyer shall be resolved by the parties and, upon resolution, shall be paid within thirty (30) days of such resolution. Undisputed invoiced amounts shall be due thirty (30) days after the date of the initial invoice.

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

5. GE will assign a Program Manager who will be the point of contact for Buyer with respect to Services specified in this Agreement. The Program Manager will be responsible for:

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

b. Maintain current files on published CF6 Service Bulletins, engineering specifications, and applicable Repair documents as well as their application and introduction to Buyer's
Equipment.

c. Notify Buyer of any deviations found to Buyer's configuration specification on Equipment coming into the shop for Repair and request disposition of same.

d. Provide Engine test logs and Service Bulletin introductin status for each Engine Redelivered to Buyer.

e. Provide a findings report stating any damage detected and Repair(s) accomplished, including photographs, (if any).

7.   Documentation

a.   GE will provide the following records to Buyer, [     ] at the time
the Equipment is Redelivered to Buyer:

1)   Major Repair/Alteration Certification FAA No. 337 (including AD
Compliance).

2)   Life Limited Parts Log.

3)   Serviceable Tag.

4) Original records and related documentation for all work performed by GE during Repair. A copy of all such records and related documentation shall be retained by GE.

5)   Incoming Inspection Report.

6)   Off/On Log.

7)   Service Bulletin Status Report.

8)   AD Status Report.

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

B.   [         ]
     [         ]

C.   Workmanship

Notwithstanding the provisions of Attachment "I" - Paragraph XX. "Warranty", below, the parties agree that with respect to Buyer's Equipment Repaired and Redelivered under this Agreement[
]if Buyer discovers an alleged defect in workmanship within twelve (12) calendar months of Redelivery or one thousand (1,000) EFH from Redelivery, whichever comes first, and Buyer provides written notice to GE of such defect within thirty (30) days of its discovery, GE shall pay any direct costs for Engine Repairs resulting therefrom. The foregoing shall constitute the sole remedy of Buyer and the sole liability of GE for repair of defective workmanship, relative to Buyer's Equipment covered by this Paragraph C.

PORTIONS OF THIS DOCUMENT, FOR WHICH THE COMPANY HAS REQUESTED
CONFIDENTIAL TREATMENT, HAVE BEEN REDACTED
AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED MATERIAL

                ARTICLE III. - BUYER OBLIGATIONS

A.   During the term of this Agreement, Buyer shall:

l. Deliver to GE's facility or make otherwise accessible to GE all Equipment from Buyer's fleet of CF6-5OE2 Engines, as specified in Appendix "B", requiring Repair. However, GE shall have the option to perform Repairs with a field team at other locations.

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

g.   TSN, CSN on all LLP.

Parts replaced hereunder due to lack of adequate records, as specified above, will be at Buyer's expense; however, prior to replacing such Parts, GE will first advise Buyer that certain records are missing and allow Buyer five (5) working days to acknowledge and forward such records to GE. If, after the allotted five (5) working days, the records are not complete, GE will assume that the time and cycles as specified in Buyer supplied historical information have expired on all Life Limited Parts for which there is a lack of record and GE's obligation to provide a lease Engine, as specified in Article II. of this
Section 2, shall be cancelled for that shop visit.

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

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED MATERIAL

                ARTICLE V. - TERMS OF AGREEMENT

This Agreement shall commence upon execution of this Agreement by both parties, or the latter of the two signature dates if the parties do not sign concurrently ("Effective Date") and shall remain in full force and effect until September 30, 2006, unless extended in writing by mutual agreement or in accordance with
Section I., Article II., Paragraph A.1., as a result of exercise of option in accordance with Section I., Article II., Paragraph F., or until terminated by either party as provided for in Attachment "I", Paragraph I. "Termination".

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

For and On Behalf Of:         For and On Behalf Of:

General Electric Company      Atlas Air, Inc.
By: /s/J R Malone             By: /s/ Mickey P. Foret
Title: Director of Sales      Title: President
Date: June 6, 1996            Date: June 6, 1996
     (the "Effective Date")        (the "Effective Date")

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

F.   Equipment

Buyer's CF6-50E2 Engines, Engine Modules, Engine Maintenance
Units, and Engine Parts collectively referred to as "Equipment".


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

b.   Further, Services described in Section 2., Article 1,
Paragraph A. of this Agreement,. shall be identified as Supplemental Work (unless caused by an action of GE) if it has been determined to GE's reasonable satisfaction that such Engine or Module requires Repair for, or as a result of:

[         ]
[         ]

2. When services are performed during a non-Qualifying Shop Visit which are not required as part of the Supplemental Work Repair or would otherwise have been performed subsequently as MCPH Repair, the parties will negotiate an appropriate allocation of the cost between MCPH and Supplemental Work.

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

d.   Fuel and lube will be priced [          ]

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

2) Buyer agrees to accept compatible Rotable piece Parts that are updated to the then-current Service Bulletin Baseline which is the configuration used by the majority of GE's customers operating the CF6-50E2 Engine.

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

4.   Testing done on an overtime basis, at the direction of the
Buyer,[        ]

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

CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR BRACKETED MATERIAL


                         APPENDIX "F-1"

                        FIXED PRICE LABOR
                           [         ]

Labor associated with standard disassembly, cleaning, visual/dimensional inspection, non-destructive testing, repetitive repairs, reassembly, test, and ship, shall be invoiced as follows. Serviceability inspections of modules/EMUs are not included below, except as stated. Serviceability inspections for all other items will be accomplished at the T&M rate specified in this Agreement.

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

HPT MODULE
REM. & INST. HPTR/STG 1&2 NOZ/COMB.       [         ]
D/A & R/A HPT MODULE TO EMU'S           [         ]
D/A & R/A HPTR                          [         ]
D/A & R/A STG2 NOZZLE                   [         ]
D/A & R/A STG1 NOZZLE                   [         ]

HPC MODULE
REMOVE & INSTALL HPC MODULE             [         ]
D/A & R/A HPC MODULE TO EMU'S           [         ]
D/A & R/A HPCR                          [         ]
D/A & R/A HPC CASES(FWD & AFI)          [         ]
D/A & R/A CRF                           [         ]

FAN MODULE
REM & INSTALL STG 1 FAN BLDS & HDW      [         ]
RECONTOUR STG 1 FAN BLDS.                [         ]
RESTORE E12/13 CLEARANCES               [         ]
REM & INSTALL STG 1 FAN DISK            [         ]
REM & INSTALL EXT HDWR + C&A            [         ]
REM & INSTALL FAN BOOSTER ASSY          [         ]
D/A & R/A FAN BSTR CASES                [         ]
D/A & R/A FAN BSTR ROTOR                [         ]
REM & INSTALL FAN MID SHAFT EMU         [         ]
D/A & R/A FAN SHAFT                     [         ]
REM & INSTALL OGV'S                     [         ]
REM & INSTALL FAN FRAME                 [         ]
D/A & R/A FAN CASES                     [         ]

OTHER COMMON WORKSCOPES
MODULE SERVICEABILITY INSPS.
FAN MODULE                              [         ]
LPT MODULE                              [         ]
HPC MODULE                              [         ]
EMU SERVICEABILITY INSPS.
LPT CASES                               [         ]
LPT ROTOR                               [         ]
TURBINE MIDFRAME                        [         ]
TURBINE REAR FRAME                     [         ]
OTHER SERVICEABILITY INSPS.
HPC CASES                               [         ]
HPC ROTOR                               [         ]
COMPRESSOR REAR FRAME                   [         ]
AGB PARTIAL WORKSCOPES                  [         ]
REM & INSTALL ACCESSORIES FRM G/B       [         ]
REPLACE AGB CARBON SEALS                [         ]

G/B REPAIR WORKSCOPES
D/A REPAIR & R/A TRANSFER G/B           [         ]
D/A REPAIR & R/A INLET G/B              [         ]
D/A REPAIR & R/A AGB                    [         ]

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


                           APPENDIX "G"

                           BENCH STOCK
(Prices are in 1996 dollars and shall be adjusted consistent with year-to-year average pricing changes in the CF6-50E Spare Parts
                            Catalog)

ITEM                                    PRICE
COMPLETE ENGINE                         [         ]

EXTERNAL HARDWARE                       [         ]

FAN MODULE                              [         ]
FAN ROTOR                               [         ]
FAN STATOR                              [         ]
FAN FRAME AND CASE                      [         ]
FAN MID-SHAFT                           [         ]
FAN MODULE BUILD-UP                     [         ]
INLET GEARBOX                           [         ]

CORE MODULE                             [         ]
HPC ROTOR                               [         ]
HPC RWD CASE                            [         ]
HPW REAR CASE                           [         ]
HPC REAR FRAME                          [         ]
HPC MODULE BUILD-UP                     [         ]

HIGH PRESSURE TURBINE MODULE            [         ]
HPT STAGE 1 NOZZLE                      [         ]
HPT ROTOR                               [         ]
HPT STAGE 2 NOZZLE                      [         ]
HPT MODULE BUILD-UP                     [         ]

LOW PRESSURE TURBINE MODULE             [         ]
TURBINE MID-FRAME                       [         ]
LPT STATOR CASES                        [         ]
LPT ROTOR                               [         ]
TURBINE REAR FRAME                      [         ]
LPT MODULE BUILD-UP                     [         ]

GEARBOX MODULE                          [         ]
TRANSFER GEARBOX                        [         ]
ACCESSORY GEARBOX                       [         ]
MODULE BUILD-UP                         [         ]

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

                      TERMS AND CONDITIONS

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

5.   [         ]

B.   In the event this Agreement is terminated: (a) GE shall,
upon receipt of Buyer's written request, promptly deliver all
Buyer's Equipment, Parts and related documentation to Buyer;
and,[          ].

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

V.   TAXES

A. In addition to the price to be paid by Buyer hereunder, Buyer shall pay to GE, or furnish to GE evidence of exemption therefrom, taxes (including, without limitation, sales, use, excise, property, turnover, or value added taxes), duties, fees, charges, or assessments (but excluding taxes in the nature of income taxes), legally assessed or levied by governmental authority against GE, or its employees, its subsidiaries, or their employees, as a result of any sale, delivery, transfer, use, export, import, or possession of repaired Equipment, under this Agreement. If claim is made against GE for such taxes, duties, fees, charges, or assessments, GE shall immediately notify Buyer;
and if requested by Buyer, GE shall not pay except under protest, and if payment is made, shall use all reasonable effort to obtain a refund thereof. If all, or any part, of such taxes, duties, fees, charges, or assessments be refunded, GE shall repay to Buyer such part thereof as Buyer shall have paid. Buyer shall pay to GE, upon demand, all expenses (including penalties and interest) incurred by GE in protesting payment and in endeavoring to obtain such refund.
[         ]

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

XVII. WAIVER Of IMMUNITY

To the extent that Buyer or any of its property is or becomes entitled at any time to any immunity on the grounds of sovereignty or otherwise from any legal action, suit or proceeding, from set-off or counterclaim, from the jurisdiction of any competent court, from service of process, from attachment prior to judgment, from attachment in aid of execution, or from execution prior to judgment, or other legal process in any jurisdiction, Buyer, for itself and its property, does hereby regularly, irrevocably and unconditionally waive, and agree not to plead or claim, any such immunity with respect to its obligations, liabilities or any other matter under or arising out of or in connection with this Agreement or the subject matter hereof. Such agreement shall be irrevocable, not subject to withdrawal in any and all jurisdictions, and is made only for the express benefit of GE and its affiliated companies.

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