Form 10-Q
period 1997-06-30
ATLAS AIR INC
filed 1997-08-14
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1997

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934


                     Commission File Number
                             0-25732


                         ATLAS AIR, INC.
     (Exact name of registrant as specified in its charter)



        Delaware                                     84-1207329
(State of other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)



            538 Commons Drive, Golden, Colorado         80401
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

               [ x ]   Yes         [   ]   No

As of August 8, 1997 the Registrant had 22,450,229 shares of $.01 par value Common Stock outstanding.

                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX



                                                                      Page
PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets-
        June 30, 1997 and December 31, 1996                            3

     Consolidated Statements of Operations-
        Quarter and Six Months Ended June 30, 1997 and 1996            4

     Consolidated Statements of Cash Flows-
        Six Months Ended June 30, 1997 and 1996                        5

     Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            22

          Signatures                                                  23

                        ATLAS AIR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                            June 30,       December 31,
                                                                              1997             1996
                                                                          (Unaudited)
                                ASSETS
Current assets:
     Cash and cash equivalents                                            $    9,568         $    9,793
     Short-term investments                                                   80,355            114,870
     Accounts receivable, net and other                                       48,985             49,603
          Total current assets                                               138,908            174,266

Property and equipment:
     Flight equipment                                                        816,970            638,630
     Other                                                                     6,487              3,933
                                                                             823,457            642,563
     Less accumulated depreciation                                           (74,476)           (58,293)
     Net property and equipment                                              748,981            584,270

Other assets:
     Debt issuance costs                                                      12,567             12,382
     Deposits                                                                  1,305              2,789
                                                                              13,872             15,171
               Total assets                                               $  901,761         $  773,707

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                    $   37,311         $   21,561
     Accounts payable and accrued expenses                                    65,635             47,763
     Income tax payable                                                          836              6,267
          Total current liabilities                                          103,782             75,591

Long-term debt, net of current portion                                       552,570            462,868
Deferred income tax payable                                                   25,016             22,875
Commitments and contingencies (Note 5)

Stockholders' equity:
     Preferred Stock, $1 par value; 10,000,000 shares                             --                 --
       authorized; no shares issued
     Common Stock, $0.01 par value; 50,000,000 shares
       authorized; 22,450,229 shares issued                                      225                225
     Additional paid-in capital                                              172,841            172,841
     Retained earnings                                                        47,488             39,543
     Treasury Stock, at cost; 5,182 and 5,850 shares, respectively              (161)              (236)
          Total stockholders' equity                                         220,393            212,373
               Total liabilities and stockholders' equity                 $  901,761         $  773,707

   The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          Quarter Ended                  Six Months Ended
                                                            June 30,                         June 30,

                                                       1997            1996            1997            1996
Revenues:
     Contract services                             $   86,978     $   68,177        $ 163,795       $ 123,987
     Scheduled services                                 3,428          2,159            6,680           2,573
     Charters and other                                 3,496          2,278            5,476           4,703
          Total operating revenues                     93,902         72,614          175,951         131,263

Operating expenses:
     Flight crew salaries and benefits                  7,129          5,879           13,947          10,866
     Other flight-related expenses                      7,355          6,931           13,722          12,095
     Maintenance                                       31,684         17,654           55,011          32,380
     Aircraft and engine rentals                        7,709          5,777           15,485          11,673
     Fuel and ground handling                           3,949          3,024            7,128           4,248
     Depreciation and amortization                      9,696          5,210           19,174          10,093
     Other                                              9,934          5,472           17,896          11,831
     Write-off of capital investment and other         27,100             --           27,100              --
          Total operating expenses                    104,556         49,947          169,463          93,186

Operating income (loss)                               (10,654)        22,667            6,488          38,077

Other income (expense):
     Interest income                                    1,582          1,605            3,491           2,751
     Interest expense                                 (12,490)        (8,587)         (23,647)        (15,450)
                                                      (10,908)        (6,982)         (20,156)        (12,699)
Income (loss) before income taxes                     (21,562)        15,685          (13,668)         25,378
Provision (benefit) for income taxes                    7,870         (5,648)           4,989          (9,138)
Income (loss) before extraordinary item               (13,692)        10,037           (8,679)         16,240

Extraordinary item:
     Gain from extinguishment of debt, net of
        applicable taxes of $9,622                     16,740             --           16,740              --

Net income                                         $    3,048     $   10,037        $   8,061       $  16,240

Earnings per common share:
     Income (loss) before extraordinary item       $    (0.61)    $     0.47        $   (0.39)      $    0.79

     Extraordinary item                                  0.75             --             0.75              --
     Net income per common share                   $     0.14     $     0.47        $    0.36       $    0.79


Weighted average common shares outstanding             22,450         21,425           22,450          20,556

 The accompanying notes are an integral part of these consolidated financial statements.



                        ATLAS AIR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                                 1997           1996
Operating activities:
Net income                                                   $    8,061    $    16,240
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                               19,861         10,093
     Amortization of debt issuance cost                           1,530            894
     Gain on sale of property and equipment                      (1,366)            --
     Write-off of capital investment and other                   27,100             --
     Change in deferred income tax payable                        2,141          6,284
     Extraordinary gain                                         (26,362)            --
     Changes in operating assets and liabilities:
       Accounts receivable and other                             (9,335)       (12,546)
       Deposits                                                   1,484           (180)
       Accounts payable and accrued expenses                      7,022          5,909
       Income tax payable                                        (5,431)         2,312

          Net cash provided by operating activities              24,705         29,006

Investment activities:
Purchase of property and equipment                             (193,244)      (116,277)
Sale of property and equipment                                    3,750             --
Purchase of short-term investments                              (81,008)      (108,803)
Maturity of short-term investments                              115,523         10,000
          Net cash used in investing activities                (154,979)      (215,080)

Financing activities:
Issuance of Common Stock                                             --        105,645
Purchase of Treasury Stock                                         (368)          (562)
Issuance of Treasury Stock                                          327            203
Borrowings on notes payable                                     372,483         50,396
Principal payments on notes payable                            (237,031)       (10,210)
Debt issuance costs                                              (5,362)        (5,812)
          Net cash provided by financing activities             130,049        139,660

Net decrease in cash                                               (225)       (46,414)
Cash and cash equivalents at beginning of period                  9,793         96,990
Cash and cash equivalents at end of period                   $    9,568    $    50,576

   The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of June 30, 1997 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and recommends that these financial statements be read in conjunction with the Company's December 31, 1996 audited financial statements.

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

4.   Short-Term Investments

     Proceeds from the secondary public offering of the Company's Common Stock in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost in the statement of financial position only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of June 30, 1997 (in thousands):

                                               Gross          Gross
                              Aggregate      Unrealized     Unrealized     (Amortization)
       Security Type         Fair Value       Holding        Holding          Accretion
                                               Gains          Losses

Commercial Paper              $    19,992     $    -         $    8          $    (3)
Medium Term Notes                  21,935         13              6               15
U.S. Government Agencies           24,084          2             20              (87)
Corporate Notes                     6,224          0              1               24
Corporate Bonds                     2,002          -              0                2
Foreign Debt Securities             5,050          -              7               37
     Totals                   $    79,287     $   15         $   42          $   (12)


In addition, there was $1.0 million of accrued interest on Short-
Term Investments at June 30, 1997. Interest earned on these investments and maturities of these investments are reinvested in similar securities.

5.   Commitments and Contingencies

     In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Thirteen of the Company's 747-200 aircraft would have to be brought into compliance with such Directives within the next three years at an estimated aggregate cost of approximately $6.5 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the Company's 15 747-200 aircraft in service (excluding the aircraft leased from Federal Express) is 12,000 cycles and the average cycles operated per year is 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and the entire current fleet will require modification prior to the year 2009. Prior to acquiring used 747-200 aircraft, the Company requires the seller to demonstrate that such aircraft are in compliance with all Directives as of the purchase date. At the same time, the Company examines all Directives that are known to apply to such aircraft at a future date. The Company's freighter conversion program incorporates any and all Directives compliance work that would otherwise have been required prior to the next major maintenance event in order to minimize unscheduled maintenance. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives cannot be estimated, but could be substantial. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives cannot currently be estimated, but could be substantial.

     In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The average cost of the six aircraft, including conversion costs from passenger to freighter configuration by The Boeing Company ("Boeing"), is expected to approximate $45 million. The first of these aircraft was placed into service by the Company at the end of September 1996. The Company obtained financing from Finova Capital Corporation for approximately 80% of the cost of this aircraft. In August and September 1996, the second and third aircraft acquired from Thai Airways were delivered to Boeing for conversion into freighter configuration. These aircraft were re-delivered to the Company and placed into service by the Company in the fourth quarter of 1996 and the end of the first quarter of 1997, respectively. The fourth aircraft acquired from Thai Airways was purchased in November 1996 and delivered to Boeing for conversion into freighter configuration for re-delivery to the Company in the second quarter of 1997. Financing for the acquisition and conversion of the second, third and fourth aircraft acquired from Thai Airways was secured through the Aircraft Credit Facility (see Note 3 of the Company's December 31, 1996 audited financial statements). The fifth and sixth aircraft acquired from Thai Airways were purchased from Thai Airways in April 1997 and delivered to Boeing for conversion into freighter configuration for which financing was also secured through the Aircraft Credit Facility. The fifth aircraft acquired from Thai Airways was placed into service by the Company in August 1997 and the sixth aircraft is currently undergoing modification at Boeing and is expected to be delivered to the Company for service during the fourth quarter of 1997.

     In March 1996, the Company entered into an agreement with Federal Express Corporation ("FedEx") to lease five 747-200 freighter aircraft, plus spare engines. The first four aircraft sub-leased from FedEx were delivered to the Company between March 1996 and September 1996. The fifth aircraft was delivered to the Company in April 1997 and was subsequently placed in service as a spare aircraft. Each aircraft subleased from FedEx has a lease term ending in January 1998. The lease rate is $450,000 per month per aircraft. While the Company does not intend to renew these leases, it is currently discussing a short-term extension in order to operate the aircraft through the peak cargo service season and be able to perform necessary maintenance in the first quarter of 1998 prior to returning the aircraft. In addition, the Company purchased on January 2, 1997 a Boeing 747 simulator from FedEx for a purchase price of $2.1 million.

     In January 1997, the Company extended two of its existing contracts with China Airlines Ltd., which were not otherwise due for renewal until 1998. Each of the contracts was extended for a further three years into the year 2001. In addition, the Company entered into three long-term ACMI contracts with South American carriers, two with Fast Air Carrier, S.A. and one with Lineas Aereas Suramericanas, S.A., for 1997 through 1999.

     In February 1997, the Company filed a complaint for declaratory judgment in the Colorado District Court, Jefferson County against Israel Aircraft Industries Ltd. ("IAI") for mechanical problems the Company experienced with respect to the aircraft the Company sub-leased from IAI. The Company is seeking approximately $1 million in damages against IAI to be set off by the amount, if any, the Company owes IAI pursuant to the sub-lease. IAI had the case removed to the U.S. District Court, District of Colorado in April 1997 and subsequently filed a separate complaint against the Company in the U.S. District Court, Eastern District of New York alleging damages of approximately $9 million based on claims arising from the sub-lease. The Company intends to vigorously defend against all of IAI's claims.

     In February 1997, the Company entered into the Second Amended and Restated Credit Agreement with respect to its existing Aircraft Credit Facility. The purpose of the amendment was to increase the revolving line from $175 million to $275 million for the purpose of acquiring additional aircraft, including spare engines and modification costs associated with cargo configuration, as necessary. The Company commenced draw downs under the additional $100 million facility in the second quarter of 1997.

     In March 1997, the Company refinanced one of its aircraft with Nationsbanc Leasing Corporation ("Nationsbanc"). This aircraft was previously financed through the Aircraft Credit Facility. As such, this refinancing increases the availability of funds under the Aircraft Credit Facility by approximately $25 million. The Nationsbanc financing provides for a fixed interest rate of 9.16% and a seven year term, extendible under certain circumstances to ten years.

     In March 1997, Air Support International, Inc. ("ASI") filed a complaint against the Company in the U.S. District Court, Eastern District of New York alleging actual and punitive damages of approximately $13.5 million arising from the Company's refusal to pay commissions which ASI claims it is owed for allegedly arranging certain ACMI contracts. The Company intends to vigorously defend against all of ASI's claims.

     In May 1997, the Company purchased one 747-200 aircraft from Citicorp Investor Lease, Inc. ("Citicorp") which is currently on lease to Philippine Airlines ("PAL"). The Company is currently negotiating the termination of the lease with PAL following which the aircraft will be modified from passenger to freighter configuration by Boeing. The aircraft was financed with funds drawn under the Aircraft Credit Facility.

     In May 1997, Atlas Freighter Leasing, Inc. ("AFL"), a wholly-owned subsidiary of the Company, entered into a $185 million term loan facility (the "AFL Term Loan Facility"), with Bankers Trust Company ("BTCo"), an affiliate of BT Securities Corporation, acting as agent, to refinance six 747-200 aircraft previously owned by the Company through another wholly-owned subsidiary of the Company (the "AFL Transaction"). The proceeds of the AFL
Term Loan Facility were used to repay an existing term loan facility for which the Company received a significant prepayment incentive credit. In addition, this refinancing allowed the Company to reduce its overall indebtedness and the ongoing interest expense associated with these aircraft.

     In June 1997, the Company entered into an agreement (the
"Boeing Purchase Contract") with Boeing to purchase 10 new
747-400 freighter aircraft. The 747-400 freighter aircraft are currently scheduled to be delivered one each in May, June, August and September 1998; April and July 1999; February, March and
August 2000; and April 2001. The Boeing Purchase Contract also provides the Company with an option to purchase up to 10 additional 747-400 freighter aircraft for delivery from 1999 through 2002.
As a result of the Company being the largest purchaser of 747-400 freighter aircraft to date, it was able to negotiate from Boeing a significant discount off the aggregate list price of $1.7 billion for the 10 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. The Boeing Purchase Contract requires that the Company pay deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft (the "Pre-Delivery Deposits") in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. The Company expects that the maximum total amount of Pre-Delivery Deposits at any time outstanding will be approximately $125 million, approximately $81 million of which has been paid by the Company as of August 1997 from short-term indebtedness and available cash.

     The Company is in negotiations with a lender for a $25 million revolving credit facility for general working capital purposes.

6.  Write-off of Capital Investment and Other

     In conjunction with the June 1997 agreement with Boeing to purchase 10 new 747-400 freighter aircraft, the Company assessed the economic viability of renewing the sub-leases with FedEx of five 747-200 freighter aircraft. Based on the results of this assessment in the second quarter of 1997, the Company decided not to renew these sub-leases which terminate in the first quarter of 1998. The Company wrote-off its remaining investment in the five FedEx aircraft and established certain other reserves.

     The impact of the various largely non-recurring charges was $27.1 million, or $17.2 million on an after-tax basis, which comprised write-offs of various leasehold improvements associated with the Company's sub-leases with FedEx of the five 747-200 aircraft, which would otherwise be expensed over the second half of 1997 and reserves for costs necessary to return the aircraft upon the termination of the sub-leases. In addition, the Company established reserves primarily related to certain customers and vendors for out-of-period items for which the Company is currently in negotiations. In addition, the reserves include estimates for litigation costs and other costs not expected to re-occur.

7.  Extraordinary item

     The Company recorded an extraordinary after-tax gain of $16.7 million, resulting from the receipt of a prepayment incentive credit associated with the refinancing of six 747-200 aircraft representing approximately $228 million of indebtedness in the second quarter of 1997. This refinancing allowed the Company to reduce its overall indebtedness and the ongoing interest expenses associated with these aircraft. (See Note 5)

8.  Subsequent Events

     In August 1997, the Company completed an offering (the "Offering") of a total principal amount of $150,000,000 of its 10 3/4% Senior Notes due 2005. The proceeds from the Offering will be used to, among other things, repay short-term indebtedness incurred by the Company to previously make Pre-Delivery Deposits and to make additional Pre-Delivery Deposits as they become due. As the 747-400 freighter aircraft are purchased upon delivery and Pre-Delivery Deposits are refunded by Boeing to the Company, the proceeds from the Offering may be used to fund a portion of the total purchase price of the 747-400 freighter aircraft or, alternatively, for general corporate purposes by the Company. Additional third-party financing will be required at the time of delivery of each of the 747-400 freighter aircraft. The Company intends to secure such permanent financing from a combination of aircraft financing transactions, including long-term fixed-rate equipment trust certificates, leveraged lease financing, other long-term purchase money security financing or debt or equity financing. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the 747-400 freighter aircraft, or if such financing is available, that it will be available on commercially reasonable terms.

     Shortly after the Offering, the Company intends to complete certain refinancing and restructuring transactions (the "Refinancings") with respect to certain of the Company's existing indebtedness in order to provide the Company with greater financial flexibility in anticipation of the financing requirements for the acquisition of the 747-400 freighter aircraft by, among other things, extending maturities of certain indebtedness, reducing interest expense and making certain covenants less restrictive. The Refinancings are expected to include (i) a new, approximately $183 million seven-year amortizing term loan facility (the "AFL II Term Loan Facility") to a new wholly-owned subsidiary of the Company to be formed for the sole purpose of owning and leasing four 747-200 aircraft and eight spare engines currently owned by the Company and financed by the Aircraft Credit Facility; (ii) an amendment and restatement of the Aircraft Credit Facility to (a) provide for a new two-year revolving period followed by a three-year amortizing term loan period, (b) provide for a reduction in the credit spread for borrowings based on financial performance and (c) make the financial covenants less restrictive to facilitate the upcoming financings required in connection with the acquisition of the 747-400 freighter aircraft; and (iii) an amendment to the financial covenants of a $185 million term loan facility entered into in May 1997 by Atlas Freighter Leasing, Inc., a wholly-owned subsidiary of the Company, to facilitate the financings required in connection with the acquisition of the 747-400 freighter aircraft. The Company has a commitment from Bankers Trust Company ("BTCo"), an affiliate of BT Securities Corporation, the initial purchaser in the Offering, and Goldman, Sachs & Co. ("Goldman Sachs") to provide the AFL II Term Loan Facility. BTCo and Goldman Sachs have also made an additional commitment to provide a portion of the amended and restated Aircraft Credit Facility. The Refinancings are not a condition to the completion of the Offering and are not necessary for the Company to acquire the 747-400 freighter aircraft.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

     The Company, through its predecessors, began its operations on April 22, 1992 with one Boeing 747-200 in the service of China Airlines Ltd. and expanded its operations to a second Boeing 747-200 in November 1992. These operations were undertaken on behalf of the Company by another carrier utilizing pilot crews, dispatch facilities, maintenance operations and other services provided by such carrier. As a result, the Company's operations prior to 1993 were primarily limited to aircraft leasing and start-up activities. The Company initiated cargo services under the name of Atlas Air, Inc. in February 1993. The Company's fleet currently consists of 21 Boeing 747-200 aircraft in freighter service, one 747-200 aircraft undergoing passenger to freighter modification at Boeing and two 747-200 passenger aircraft under lease to a third party.

     The cargo operations of the Company's airline customers are seasonal in nature, with peak activity occurring traditionally in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain of the Company's customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with the Company, and are expected to continue to do so in the future. As a result, the Company's revenues typically decline in the first quarter of the year as its contractual aircraft utilization level temporarily decreases.
The Company seeks to schedule, to the extent possible, its major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

     The aircraft acquisitions, lease arrangements and modification schedule are described in Note 1 of the Company's December 31, 1996 audited consolidated financial statements. The timing of when an aircraft enters the Company's fleet can affect not only annual performance, but can make quarterly results variable, thereby affecting the comparability of operations from period to period.

     The table below sets forth selected financial and operating data for the first and second quarters of 1997 and the four quarters of the years ended December 31, 1996 and 1995 (dollars in thousands).

                                              1997                                       1996
                                ------------------------------------       ----------------------------------
                                  Cumu-         2nd          1st            Cumu-         2nd         1st
                                 lative       Quarter      Quarter          lative      Quarter     Quarter
Total operating revenues        $ 175,951    $  93,902     $  82,049       $ 131,263    $ 72,614    $  58,649
Operating expenses                169,463      104,556        64,907          93,186      49,947       43,239
Operating income (loss)             6,488      (10,654)       17,142          38,077      22,667       15,410
Other income (expense)            (20,156)     (10,908)       (9,248)        (12,699)     (6,982)      (5,717)
Net income                          8,061        3,048         5,013          16,240      10,037        6,203
Block hours                        32,984       17,541        15,443          25,198      14,073       11,125
Average aircraft operated            18.4         19.5          17.2            12.4        14.0         10.8
Operating margin                      3.7%         (11)%        20.9%           29.0%       31.2%        26.3%


                                                               1996
                                     Cumu-        4th          3rd         2nd             1st
                                    lative      Quarter      Quarter      Quarter        Quarter
Total operating revenues           $ 315,659   $ 104,715    $ 79,681     $ 72,614       $ 58,649
Operating expenses                   227,596      74,775      59,635       49,947         43,239
Operating income                      88,063      29,940      20,046       22,667         15,410
Other income (expense)               (28,475)     (8,569)     (7,207)      (6,982)        (5,717)
Net income                            37,838      13,397       8,201       10,037          6,203
Block hours                           59,445      18,803      15,444       14,073         11,125
Average aircraft operated               14.7        18.4        15.4         14.0           10.8
Operating margin                        27.9%       28.6%       25.2%        31.2%          26.3%


                                                              1995
                                      Cumu-      4th           3rd          2nd          1st
                                     lative     Quarter      Quarter      Quarter      Quarter
Total operating revenues           $ 171,267    $ 56,142     $ 47,769     $ 38,418     $ 28,938
Operating expenses                   128,593      39,982       34,844       28,370       25,397
Operating income                      42,674      16,160       12,925       10,048        3,541
Other income (expense)               (16,435)     (4,014)      (4,805)      (4,287)      (3,330)
Net income                            17,831       8,352        5,568        3,861           50
Block hours                           33,265      10,809        9,076        7,568        5,812
Average aircraft operated                7.7         9.4          8.2          6.9          6.1
Operating margin                        24.9%       28.8%        27.1%        26.2%        12.2%


Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended June 30, 1997 increased to $93.9 million compared to $72.6 million for the same period in 1996, an increase of approximately 29%. The average number of aircraft in the Company's fleet during the second quarter of 1997 was 19.5 compared to 14.0 during the same period in 1996. Total block hours for the second quarter of 1997 were 17,541 compared to 14,073 for the same period in 1996, an increase of approximately 25%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately 4% to $5,353 for the second quarter of 1997 compared to $5,160 for the second quarter of 1996, primarily as a result of an increase in higher-yielding charter operations.

     In the second quarter of 1997, the Company recorded a largely non-cash charge to earnings of $27.1 million, which included the write-off of the Company's remaining balance sheet investment in the five aircraft sub-leased from FedEx, as well as the establishment of certain reserves associated with costs necessary to return the aircraft in the first quarter of 1998 and other non-recurring items. This resulted in an operating loss for the second quarter of $10.7 million compared to operating income of $22.7 million for the second quarter of 1996.
Excluding this charge, operating income for the second quarter of 1997 decreased approximately 27% to $16.4 million from $22.7 million for the second quarter of 1996, principally due to the impact of maintenance costs associated with the aircraft sub-leased from FedEx. This charge equalled $17.2 million on an after-tax basis and was virtually offset by the realization of an extraordinary after-tax gain of $16.7 million in the second quarter of 1997, resulting from the receipt of a prepayment incentive credit associated with the refinancing of approximately $228 million of indebtedness during the quarter. Net income of $10.0 million for the second quarter of 1996 declined to a net income of $3.0 million for the second quarter of 1997.

     Total operating revenues for the six months ended June 30, 1997 were $176.0 million compared to $131.3 million for the year-earlier period, an increase of approximately 34%. The average number of aircraft in the Company's fleet during the six months ended June 30, 1997 was 18.4 compared to 12.4 during the same period in 1996. Total block hours for the first six months of 1997 were 32,984 compared to 25,198 for the same period in 1996, an increase of approximately 31%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately 2% to $5,334 for the first half of 1997 compared to $5,209 for the year-earlier period, primarily as a result of an increase in higher-yielding charter operations. Operating income of $38.1 million for the first half of 1996 decreased to $6.5 million for the first half of 1997, primarily due to the charge to earnings in the second quarter of 1997 discussed above. Excluding this charge, operating income was $33.6 million for the first half of 1997 compared to $38.1 million for the year-earlier period, or a decrease of approximately 12%. There were an average of 4.5 aircraft sub-leased from FedEx operating in the 1997 period compared to an average of 0.5 aircraft sub-leased from FedEx operating in the 1996 period, with respect to which maintenance costs are substantially higher than for the rest of the Company's fleet.
In addition, the Company incurred $1.2 million of costs in the first quarter of 1997 related to the return of two leased aircraft to their respective lessors. As discussed above for the second quarter of 1997, the realization of an after-tax extraordinary gain of $16.7 million for the most part offset the after-tax charge of $17.2 million with respect to the impact on net income for the first half of 1997. For the six months ended June 30, 1997, net income was $8.1 million compared to $16.2 million for the year-earlier period.

Operating expenses

     The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses;
maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and selling, general and administrative expenses.

     Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Flight crew salaries and benefits increased to $7.1 million in the second quarter of 1997 compared to $5.9 million in the same period of 1996, due to increases in the number of aircraft in the Company's fleet and aircraft block hours. While actual expense increased by approximately 21% during the second quarter of 1997, on a block hour basis this expense declined by 3% to $406 per block hour for the second quarter of 1997 from $418 per block hour for the same period in 1996. For the first six months of 1997, actual expense increased by approximately 28%, from $10.9 million to $13.9 million, but on a block hour basis declined to $423 per block hour from $431 per block hour for the same period in 1996, or approximately 2%. These reductions of approximately 3% and 2%, respectively, were due to increased efficiency in staffing levels and scheduling resulting from the increased level of operations.

     Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747-200 aircraft, crew travel and meal expenses, initial and recurring crew training costs and other expenses necessary to conduct its flight operations.

     Other flight-related expenses increased to $7.4 million in the second quarter of 1997 compared to $6.9 million in the second quarter of 1996, and to $13.7 million in the six months ended June 30, 1997 compared to $12.1 million in the six months ended June 30, 1996, or approximately 6% and 13%, respectively, due primarily to the larger fleet size. This was partially offset by a reduction in the Company's aircraft hull and liability insurance rates based on its increased size and favorable operating history. As a result of this and other operating efficiencies, on a block hour basis, other flight-related expenses declined by approximately 7% to $419 per block hour for the second quarter of 1997 compared to $449 per block hour for the same period in 1996, and by approximately 13% to $416 per block hour for the six months ended June 30, 1997 compared to $480 per block hour for the same period in 1996.

     Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, significant maintenance work every 18 months, and D checks, major maintenance events, and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 the Company contracted with KLM Royal Dutch Airlines ("KLM") for a significant part of its regular maintenance operations and support on a fixed cost per flight hour basis. Effective October 1996, certain aircraft engines were additionally accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a 10 year maintenance agreement.

     Maintenance expense increased to $31.7 million in the second quarter of 1997 from $17.7 million in the same period of 1996, and to $55.0 million in the six months ended June 30, 1997 from $32.4 million in the six months ended June 30, 1996, or approximately 79% and 70%, respectively, partially due to the increase in the Company's average fleet size and partially due to the higher maintenance costs with respect to the aircraft sub-leased from FedEx. On a block hour basis, maintenance expense increased by approximately 44% and 30%, respectively, primarily due to higher maintenance costs associated with the aircraft sub-leased from FedEx.

     Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

     Aircraft and engine rentals were $7.7 million in the second quarter of 1997 compared to $5.8 million in the same period of 1996, and were $15.5 million in the first half of 1997 compared to $11.7 million in the first half of 1996, or an increase of approximately 33% for both comparative periods. During the second quarter of 1997 and for the first half of 1997, the Company leased one additional aircraft as compared to the year-earlier periods. Engine rentals were comparable for the same year over year periods.

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

     Fuel and ground handling costs increased to $3.9 million for the second quarter of 1997 compared to $3.0 million for the second quarter of 1996, and to $7.1 million for the six months ended June 30, 1997 compared to $4.2 million for the six months ended June 30, 1996, or approximately 31% and 68%, respectively. This was due to the relative increase in scheduled service, charter and other non-ACMI block hours to 626 block hours in the second quarter of 1997 from 509 block hours in the year-earlier period, and to 1,242 block hours for the first half of 1997 from 776 block hours in the first half of 1996. In addition, fuel costs have increased year over year for the same periods.

     Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls.

     Depreciation and amortization expense increased to $9.7 million in the second quarter of 1997 from $5.2 million in the same period of 1996, and to $19.2 million in the first half of 1997 from $10.1 million in the first half of 1996, or approximately 86% and 90%, respectively. This increase reflects an increase of approximately 50% in owned aircraft, approximately 100% in spare engines and an approximate four-fold increase in spare parts for the second quarter of 1997 and for the first half of 1997 over the same periods in 1996. In addition, Other Revenues include $0.4 million and $0.7 million of depreciation for the second quarter of 1997 and the first half of 1997, respectively, associated with the net lease of two aircraft which are currently in passenger configuration.

     Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs.

     Other operating expenses increased to $9.9 million in the second quarter of 1997 from $5.5 million in the same period of 1996, and $17.9 million for the first half of 1997 from $11.8 million in the same period of 1996, or approximately 82% and 51% respectively, reflecting the increase in the Company's operations. On a block hour basis, these expenses increased to $566 per block hour in the second quarter of 1997 from $389 per block hour in the same period of 1996, and to $543 per block hour for the first half of 1997 from $470 in the same period of 1996, or approximately 46% and 16%, respectively. This increase in cost was due primarily to additional personnel and other resources necessary to properly manage the Company's increased operations.

Other Income (Expense)

     Other income (expense) consists of interest income and interest expense. Interest income of $1.6 million for the second quarter of 1997 was comparable to the same period in 1996, primarily due to a comparable short-term investment level for both periods. Interest income of $3.5 million for the first six months of 1997 increased from $2.8 million for the first six months of 1996 relative to the increase in short-term investments between the periods. Interest expense increased to $12.5 million in the second quarter of 1997 from $8.6 million in the same period of 1996, and to $23.6 million in the first half of 1997 from $15.5 million in the first half of 1996, or approximately 45% and 53%, respectively, primarily resulting from an increase of approximately 50% in financed flight equipment between these periods.

Income Taxes

     Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 36.5% during the second quarter and the first half of 1997 and 36.0% during the second quarter and first half of 1996. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a majority of the Company's tax provision in these periods is deferred.

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

     In the first quarter of 1997, the Company's customers opted to take the majority of their contractual cancellations, in contrast to last year's first quarter, when very few cancellations occurred.

Liquidity and Capital Resources

     At June 30, 1997, the Company had cash and cash equivalents of approximately $9.6 million, short-term investments of approximately $80.4 million and working capital of approximately $35.1 million. During the first half of 1997, cash and cash equivalents decreased approximately $0.2 million, principally reflecting cash provided from operations of $24.7 million, proceeds from equipment financings of $372.5 million and net proceeds from the sale and purchase of short-term investments of $34.5 million, substantially offset by the net sale and purchase of investments in flight and other equipment of $189.5 million, principal reductions of indebtedness of $237.0 million and debt issuance costs of $5.4 million.

     In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Thirteen of the Company's 747-200 aircraft will have to be brought into compliance with such Directives within the next three years at an estimated aggregate cost of approximately $6.5 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the Company's 15 747-200 aircraft in service (excluding the aircraft leased from Federal Express) is 12,000 cycles and the average cycles operated per year is 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and the entire current fleet will require modification prior to the year 2009. Prior to acquiring used 747-200 aircraft, the Company requires the seller to demonstrate that such aircraft are in compliance with all Directives as of the purchase date. At the same time, the Company examines all Directives that are known to apply to such aircraft at a future date. The Company's freighter conversion program incorporates any and all Directives compliance work that would otherwise have been required prior to the next major maintenance event in order to minimize unscheduled maintenance. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives cannot currently be estimated, but could be substantial.

     In February 1997, the Aircraft Credit Facility was expanded from $175 million to $275 million for the same purposes and under substantially the same terms and conditions as the initial facility. The revolving period and subsequent term loan period for the additional $100 million are coterminous with the period under the initial facility. Certain financial tests must be met before each purchase of aircraft and related drawdown under the facility. To date, the Company has met these tests. If in the future, the Company cannot meet such tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, the Company believes that other financing sources would be available to the Company or the Company would acquire aircraft using its internal cash or seek a waiver of any necessary conditions. The Company commenced draw downs under the additional $100 million facility in the second quarter of 1997. As of August 7, 1997, the Company had $234 million outstanding under the Aircraft Credit Facility.

     In addition, in March 1997, the Company refinanced one of its aircraft with Nationsbanc Leasing Corporation ("Nationsbanc"). This aircraft was previously financed through the Aircraft Credit Facility. As such, this refinancing increased the availability of funds under the Aircraft Credit Facility by approximately $25 million. The Nationsbanc financing provides for a fixed interest rate of 9.16% and a seven year term, extendible under certain circumstances to ten years.

     KLM has submitted invoices to the Company for the induction of certain engines into its maintenance program and additional invoices for certain services rendered aggregating approximately $7.0 million. The Company disputes some of the charges reflected in the invoices and believes that it owes less than the amount invoiced by KLM. The Company is actively negotiating a resolution of this matter.

     In May 1997, the Company acquired from Citicorp Investor Lease, Inc. ("Citicorp") one 747-200 passenger aircraft for a purchase price of $25 million, including two spare engines. In connection with the purchase of the aircraft from Citicorp, the Company agreed to assume Citicorp's lessor interest in the lease of such aircraft to Philippine Airlines, Inc. ("PAL") for the remainder of the lease term, which expires in June 1998. The Company is currently negotiating with PAL for the early termination of the lease and delivery to the Company of this aircraft (along with a separate 747-200 passenger aircraft similarly acquired by the Company in December 1996) for conversion to freighter configuration, although there can be no assurances in that regard.

     In May 1997, Atlas Freighter Leasing, Inc. ("AFL"), a wholly-owned subsidiary of the Company, entered into a $185 million term loan facility (the "AFL Term Loan Facility"), with Bankers Trust Company ("BTCo"), an affiliate of BT Securities Corporation, acting as agent, to refinance six 747-200 aircraft previously owned by the Company through another wholly-owned subsidiary of the Company (the "AFL Transaction"). The proceeds of the AFL
Term Loan Facility were used to repay an existing term loan facility for which the Company received a significant prepayment incentive credit. In addition, this refinancing allowed the Company to reduce its overall indebtedness and the ongoing interest expense associated with these aircraft.

     In June 1997, the Company entered into an agreement (the
"Boeing Purchase Contract") with Boeing to purchase 10 new 747-
400 freighter aircraft. The 747-400 freighter aircraft are currently scheduled to be delivered one each in May, June, August and September 1998; April and July 1999; February, March and
August 2000; and April 2001. The Boeing Purchase Contract also provides the Company with an option to purchase up to 10 additional 747-400 freighter aircraft for delivery from 1999 through 2002. As a result of the Company being the largest purchaser of 747-400 freighter aircraft to date, it was able to negotiate from Boeing a significant discount off the aggregate list price of $1.7 billion for the 10 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. The Boeing Purchase Contract requires that the Company pay deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft (the "Pre-Delivery Deposits") in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. The Company expects that the maximum total amount of Pre-Delivery Deposits at any time outstanding will be approximately $125 million, approximately $81 million of which has already been paid by the Company as of August 1997 from short-term indebtedness and available cash.

     In August 1997, the Company completed an offering (the "Offering") of a total principal amount of $150,000,000 of its 10 3/4% Senior Notes due 2005. The proceeds from the Offering will be used to, among other things, repay short-term indebtedness incurred by the Company to previously make Pre-Delivery Deposits and to make additional Pre-Delivery Deposits as they become due. As the 747-400 freighter aircraft are purchased upon delivery and Pre-Delivery Deposits are refunded by Boeing to the Company, the proceeds from the Offering may be used to fund a portion of the total purchase price of the 747-400 freighter aircraft or, alternatively, for general corporate purposes by the Company. Additional third-party financing will be required at the time of delivery of each of the 747-400 freighter aircraft. The Company intends to secure such permanent financing from a combination of aircraft financing transactions, including long-term fixed-rate equipment trust certificates, leveraged lease financing, other long-term purchase money security financing or debt or equity financing. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the 747-400 freighter aircraft, or if such financing is available, that it will be available on commercially reasonable terms. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company.

     Shortly after the Offering, the Company intends to complete certain refinancing and restructuring transactions (the "Refinancings") with respect to certain of the Company's existing indebtedness in order to provide the Company with greater financial flexibility in anticipation of the financing requirements for the acquisition of the 747-400 freighter aircraft by, among other things, extending maturities of certain indebtedness, reducing interest expense and making certain covenants less restrictive. The Refinancings are expected to include (i) a new, approximately $183 million seven-year amortizing term loan facility (the "AFL II Term Loan Facility") to a new wholly-owned subsidiary of the Company to be formed for the sole purpose of owning and leasing four 747-200 aircraft and eight spare engines currently owned by the Company and financed by the Aircraft Credit Facility; (ii) an amendment and restatement of the Aircraft Credit Facility to (a) provide for a new two-year revolving period followed by a three-year amortizing term loan period, (b) provide for a reduction in the credit spread for borrowings based on financial performance and (c) make the financial covenants less restrictive to facilitate the upcoming financings required in connection with the acquisition of the 747-400 freighter aircraft; and (iii) an amendment to the financial covenants of a $185 million term loan facility entered into in May 1997 by Atlas Freighter Leasing, Inc., a wholly-owned subsidiary of the Company, to facilitate the financings required in connection with the acquisition of the 747-400 freighter aircraft. The Company has a commitment from Bankers Trust Company ("BTCo"), an affiliate of BT Securities Corporation, the initial purchaser in the Offering, and Goldman, Sachs & Co. ("Goldman Sachs") to provide the AFL II Term Loan Facility. BTCo and Goldman Sachs have also made an additional commitment to provide a portion of the amended and restated Aircraft Credit Facility. The Refinancings are not a condition to the completion of the Offering and are not necessary for the Company to acquire the 747-400 freighter aircraft.

     Due to the contractual nature of the Company's business, the Company's management does not consider its operations to be highly working capital-intensive in nature. Because most of the non-ACMI costs normally associated with operations are borne by and directly paid for by the Company's customers, the Company does not incur significant costs in advance of the receipt of corresponding revenues. Moreover, ACMI costs, which are the responsibility of the Company, are generally incurred on a regular, periodic basis ranging from flight hours to months. These costs are largely matched by revenue receipts, as the Company's contracts require regular payments from its customers, based upon current flight activity, generally every two to four weeks. As a result, the Company has not in the past had a requirement for a working capital facility. The Company is in negotiations with a lender for a $25 million revolving credit facility for general working capital purposes.

     The Company believes that cash on hand, the cash flow generated from its operations and the proceeds from the May 1996 public offering of its common stock and the Offering, coupled with availability under the Aircraft Credit Facility, will be sufficient to meet its normal ongoing liquidity needs for 1997.

     From time to time the Company engages in discussions with third parties regarding possible acquisitions of aircraft that could expand the Company's operations. The Company is in negotiations for the acquisition of additional aircraft, principally for delivery to the Company in 1998 and beyond.

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




                             ATLAS AIR, INC.
                             (Registrant)




Date:  August 12, 1997       By:  /s/ Richard H. Shuyler
                                  Richard H. Shuyler
                                  Senior Vice President - Finance
                                  Chief Financial Officer and
                                  Treasurer (Principal Accounting
                                  Officer)