Form 10-Q
period 1997-09-30
ATLAS AIR INC
filed 1997-11-14
CIK 941552

14




                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

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

                                   [ x ]   Yes         [   ]   No

As  of November 10, 1997 the Registrant had 22,450,229 shares  of
$.01 par value Common Stock outstanding.
                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
                 September 30, 1997 and December 31, 1996

               Consolidated Statements of Operations-
                 Quarter and Nine Months Ended September 30, 1997
                 and 1996

               Consolidated Statements of Cash Flows-
                 Nine Months Ended September 30, 1997 and 1996

               Notes to Consolidated Financial Statements

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K

                    Exhibit 27 - Financial Data Schedule

                    Signatures


                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)
                                   September 30,   December 31,
                                       1997            1996
                                    (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents         $    30,729      $    9,793
  Short-term investments                114,687         114,870
  Accounts receivable, net and
   other                                 54,960          49,603
      Total current assets              200,376         174,266
Property and equipment:
  Flight equipment                    1,083,679         638,630
  Other                                   6,881           3,933
                                      1,090,560         642,563
  Less: accumulated depreciation        (85,923)        (58,293)
    Net property and equipment        1,004,637         584,270
Other assets:
  Debt issuance costs                    22,682          12,382
  Deposits                                3,309           2,789
                                         25,991          15,171
               Total assets          $1,231,004        $773,707

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term
    debt and aircraft obligations     $  49,394       $  21,561
  Accounts payable and accrued
   expenses                             104,178          47,763
     Income tax payable                      58           6,267
      Total current liabilities         153,630          75,591
Long-term debt, net of current          715,627         462,868
portion
Deferred aircraft obligations,          103,513              --
net of current portion
Deferred income tax payable              31,882          22,875
Commitments and contingencies
(Note 5)
Stockholders' equity:
  Preferred Stock, $1 par value;
   10,000,000 shares authorized;
   no shares issued                          --              --
  Common Stock, $0.01 par value;
   50,000,000 shares authorized;
   22,450,229 shares issued                 225             225
  Additional paid-in capital            172,841         172,841
  Retained earnings                      53,648          39,543
  Treasury Stock, at cost; 16,225
   and 5,850 shares, respectively          (362)           (236)
      Total stockholders' equity        226,352         212,373
         Total liabilities and
           stockholders' equity      $1,231,004        $773,707

      The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                          Quarter Ended         Nine Months Ended
                          September 30,           September 30,
                         1997       1996        1997      1996
Revenues:
  Contract services     $101,136   $ 75,101   $264,930    $199,087
 Scheduled services          339      2,145      7,020       4,719
 Charters and other        2,722      2,435      8,198       7,138
  Total operating
   revenues              104,197     79,681    280,148     210,944

Operating expenses:
 Flight crew salaries
  and benefits             7,491      6,105     21,437      16,971
 Other flight-related
  expenses                 6,825      7,553     20,546      19,648
 Maintenance              33,458     21,758     88,470      54,138
 Aircraft and engine       7,794      7,072     23,279      18,745
  rentals
 Fuel and ground           1,909      3,389      9,024       7,637
  handling
 Depreciation and         11,010      6,658     30,183      16,751
  amortization
     Other                13,977      7,100     31,888      18,931
 Write-off of capital
  investment and
  other                       --         --     27,100         --
    Total operating
     expenses             82,464     59,635    251,927     152,821
Operating income          21,733     20,046     28,221      58,123
Other income
 (expense):
    Interest income        1,669      2,228      5,161       4,979
    Interest expense     (13,599)    (9,435)   (37,246)    (24,885)
                         (11,930)    (7,207)   (32,085)    (19,906)
Income (loss) before
income taxes               9,803     12,839     (3,864)     38,217
(Provision for)
benefit from income
taxes                     (3,578)    (4,638)     1,411     (13,775)
Income (loss) before
extraordinary item         6,225      8,201     (2,453)     24,442

Extraordinary item:
  Gain from
  extinguishment of
  debt, net of
  applicable taxes
  of $9,622                   --         --     16,740          --
Net income             $   6,225  $   8,201   $ 14,287    $ 24,442

Earnings per common
share:
 Income (loss) before
 extraordinary item    $    0.28  $    0.37   $  (0.11)  $   1.15
  Extraordinary item          --         --       0.75         --
 Net income per
  common share         $    0.28  $    0.37   $   0.64   $   1.15

Weighted average
common shares
outstanding               22,450     22,430     22,450     21,185

The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                           Nine Months Ended
                                             September 30,
                                            1997         1996
Operating activities:
Net income                                $  14,287   $ 24,442
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization              31,283     16,751
  Amortization of debt issuance cost          2,418      1,581
  Net gain on disposition of property
   and equipment                             (1,090)        --
  Write-off of capital investment and
   other                                     27,100         --
  Change in deferred income tax payable       9,007      7,850
  Extraordinary gain                        (26,362)        --
  Changes in operating assets and
   liabilities:
  Accounts receivable and other             (15,310)   (16,916)
  Deposits                                     (520)       629
  Accounts payable and accrued expenses      44,065     16,405
  Income tax payable                         (6,209)     5,515

    Net cash provided by operating
     activities                              78,669     56,257

Investment activities:
Purchase of property and equipment         (335,526)  (198,896)
Sale of property and equipment                3,750         --
Purchase of short-term investments       (1,270,707)  (189,083)
Maturity of short-term investments        1,270,890     76,442
  Net cash used in investing activities    (331,593)  (311,537)

Financing activities:
Issuance of Common Stock                         --    106,278
Purchase of Treasury Stock                     (802)      (776)
Issuance of Treasury Stock                      493        335
Borrowings on notes payable                 769,719     94,165
Principal payments on notes payable        (479,185)   (15,554)
Debt issuance costs                         (16,365)    (5,979)
  Net cash provided by financing
   activities                               273,860    178,469

Net increase (decrease) in cash              20,936    (76,811)
Cash and cash equivalents at beginning        9,793     96,990
of period
Cash and cash equivalents at end of
period                                    $  30,729   $ 20,179

     The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of September 30, 1997 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and recommends that these financial statements be read in conjunction with the Company's December 31, 1996 audited financial statements.

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

4.   Short-Term Investments

     Proceeds from the secondary public offering of the Company's Common Stock in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost in the statement of financial position only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of September 30, 1997 (in thousands):

                             Gross        Gross
              Aggregate   Unrealized    Unrealized
   Security      Fair       Holding      Holding    (Amortization)
     Type       Value        Gains        Losses      Accretion

  Commercial
  Paper         $ 97,268   $         -  $        19     $     (21)
  U.S.
  Government
  Agencies        11,036             8            5          (109)
  Corporate
  Notes              200             -            -             1
  Market
  Auction
  Preferred        6,000             -            -             -
  Totals       $ 114,504    $        8  $        24     $    (129)

In  addition,  there  was approximately $.2  million  of  accrued
interest  on  Short-Term  Investments  at  September  30,   1997.
Interest earned on these investments and maturities of these investments are reinvested in similar securities.

5.   Commitments and Contingencies

     In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Twelve of the Company's 747-200 aircraft would have to be brought into compliance with such Directives within the next three years at an estimated aggregate cost of approximately $6.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the Company's 17 747-200 aircraft in service (excluding the aircraft leased from Federal Express) is approximately 12,000 cycles and the average cycles operated per year is 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and nine additional aircraft will require modification prior to the year 2009. The remaining seven aircraft in service (excluding the aircraft leased from Federal Express) have already undergone such modifications. Prior to acquiring used 747-200 aircraft, the Company requires the seller to demonstrate that such aircraft are in compliance with all Directives as of the purchase date. At the same time, the Company examines all Directives that are known to apply to such aircraft at a future date. The Company's freighter conversion program incorporates any and all Directives compliance work that would otherwise have been required prior to the next major maintenance event in order to minimize unscheduled maintenance. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives cannot be estimated, but could be substantial.

      In January 1996, the Company entered into a contract with Langdon Asset Management, Inc. for the purpose of acquiring six Boeing 747-200 passenger aircraft and certain spare engines and spare parts from Thai Airways International Public Company Limited ("Thai Airways"). The average cost of the six aircraft, including conversion costs from passenger to freighter configuration by The Boeing Company ("Boeing"), approximates $45 million. The aircraft were placed into service by the Company from the end of September 1996 through September 1997. The Company obtained financing from Finova Capital Corporation for approximately 80% of the cost of the first aircraft. Financing for the acquisition and conversion of the remaining five aircraft was initially secured through the Aircraft Credit Facility (see
Note 3 of the Company's December 31, 1996 audited financial statements).

      In March 1996, the Company entered into an agreement with Federal Express Corporation ("FedEx") to lease five 747-200 freighter aircraft, plus spare engines. The first four aircraft sub-leased from FedEx were delivered to the Company between March 1996 and September 1996. The fifth aircraft was delivered to the Company in April 1997 and was subsequently placed in service as a spare aircraft. Each aircraft subleased from FedEx has a lease term ending in January 1998. The lease rate is $450,000 per month per aircraft. While the Company has scheduled the return of these aircraft, it is currently discussing a short-term extension of the lease term in order to operate the aircraft through the peak cargo service season and be able to perform necessary maintenance in the first quarter of 1998 prior to returning the aircraft. In addition, the Company purchased on January 2, 1997 a Boeing 747 simulator from FedEx for a purchase price of $2.1 million.

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

      In June 1997, the Company entered into an agreement (the "Boeing Purchase Contract") with Boeing to purchase 10 new 747-400 freighter aircraft. The 747-400 freighter aircraft are currently scheduled to be delivered as follows: 4 in 1998, 2 in 1999, 3 in 2000 and 1 in 2001. Due to production problems at Boeing, the Company believes that the 1998 delivery positions of the 747-400 aircraft may be delayed up to 60 days. While Boeing will appropriately compensate the Company for any delays in delivery of the 747-400 aircraft, any such delays may adversely impact the Company's ability to initiate service with prospective customers in a timely fashion. The Boeing Purchase Contract also provides the Company with an option to purchase up to 10 additional 747-400 freighter aircraft for delivery from 1999 through 2002. The Company is also discussing with Boeing the possible addition of one 747-400 aircraft to its firm aircraft order. As a result of the Company being the largest purchaser of 747-400 freighter aircraft to date, it was able to negotiate from Boeing a significant discount off the aggregate list price of $1.7 billion for the 10 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. The Boeing Purchase Contract requires that the Company pay deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft (the "Pre-Delivery Deposits") in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. The Company expects that the maximum total amount of Pre-Delivery Deposits at any time outstanding will be approximately $125 million, approximately $100.1 million of which was paid as of November 3, 1997. In addition, the Boeing Purchase Contract provides for a deferral of a portion of the Pre-Delivery Deposits ("Deferred Aircraft Obligations") for which the Company accrues interest. As of September 30, 1997, there was $123.6 million of Deferred Aircraft Obligations outstanding, of which $20.1 million represented the current portion. The Deferred Aircraft Obligations are recorded in the assets and liabilities on the balance sheet based upon a Pre-Delivery Deposits schedule, which is an integral part of the Boeing Purchase Contract.

      In August 1997, the Company completed an offering (the "Offering") of a total principal amount of $150,000,000 of its 10 3/4% Senior Notes due 2005. The proceeds from the Offering were used to, among other things, repay short-term indebtedness incurred by the Company to make Pre-Delivery Deposits and were used, and will be used, to make additional Pre-Delivery Deposits as they become due. As the 747-400 freighter aircraft are purchased upon delivery and Pre-Delivery Deposits are refunded by Boeing to the Company, the proceeds from the Offering may be used to fund a portion of the total purchase price of the 747-400 freighter aircraft or, alternatively, for general corporate purposes by the Company. Additional third-party financing will be required at the time of delivery of each of the 747-400 freighter aircraft. The Company intends to secure such permanent financing from a combination of aircraft financing transactions, including long-term fixed-rate equipment trust certificates, leveraged lease financing, other long-term purchase money security financing or debt or equity financing. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the 747-400 freighter aircraft, or if such financing is available, that it will be available on commercially reasonable terms. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company.

     In September 1997, the Company completed certain refinancing and restructuring transactions (the "Refinancings") with respect to certain of the Company's existing indebtedness in order to provide the Company with greater financial flexibility in anticipation of the financing requirements for the acquisition of the 747-400 freighter aircraft by, among other things, extending maturities of certain indebtedness, reducing interest expense and making certain covenants less restrictive. The Refinancings included (i) a new, $185 million seven-year amortizing term loan facility (the "AFL II Term Loan Facility) for a new wholly-owned subsidiary of the Company formed for the sole purpose of owning and leasing four 747-200 aircraft and nine spare engines currently owned by the Company and financed by the Company's existing Aircraft Credit Facility; (ii) an amendment and restatement of the Aircraft Credit Facility to (a) provide for a new two-year revolving period followed by a three-year amortizing term loan period, (b) provide for a reduction in the credit spread for borrowings based on financial performance and (c) make the financial covenants less restrictive to facilitate the upcoming financings required in connection with the acquisition of the 747-400 freighter aircraft; and (iii) an amendment to the financial covenants of the existing AFL Term Loan Facility to facilitate the financings required in connection with the acquisition of the 747-400 freighter aircraft.

     In September 1997, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering and exchanging up to $150 million aggregate principal amount of its new 10 3/4% Senior Notes due 2005 (the "New Notes"), for a like principal amount of its outstanding 10 3/4% Senior Notes due 2005 (the "Old Notes", also discussed above as the "Offering"), which have not been so registered. The terms of the New Notes are identical in all material respects to the Old Notes, except for certain transfer restrictions relating to the Old Notes. The Company expects to accept for exchange any and all Old Notes validly tendered and not withdrawn prior to December 4, 1997, unless extended.

     In September 1997, the Company entered into an interest rate swap with BTCo for the purpose of hedging its floating rate debt. The notional amount of the interest rate swap is $210 million for a term of eight years. The Company pays a fixed interest rate and receives a floating interest rate based on 3-month LIBOR, whereby the net interest settles quarterly.

      The  Company  is in negotiations with a lender  for  a  $25 million revolving credit facility for general working capital purposes.

6.  Write-off of Capital Investment and Other

     In conjunction with the June 1997 agreement with Boeing to purchase 10 new 747-400 freighter aircraft, the Company assessed the economic viability of renewing on a longer-term basis the sub-leases with FedEx for five 747-200 freighter aircraft. Based on the results of this assessment in the second quarter of 1997, the Company decided to schedule the return of these aircraft in the first quarter of 1998. The Company wrote-off its remaining investment in the five FedEx aircraft and established certain other reserves.

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

      In October 1997, the Company drew down an additional $14.2 million from its Aircraft Credit Facility subsequent to the completion of the conversion of the sixth Thai Aircraft to freighter configuration at the end of September 1997.

     In October 1997, Atlas Flightlease, Inc. ("AFI"), a wholly-owned subsidiary of the Company, secured 2-year LIBOR based financing with BTCo for approximately 80% of the purchase price of the Challenger corporate aircraft, which AFI purchased from MAC Flightlease in the third quarter of 1997. AFI intends to obtain permanent financing for this aircraft; however, there can be no assurance that such financing will be available to AFI or that such financing obtained will be on satisfactory terms and conditions.

     In November 1997, the Company began trading its common stock
on   the   New  York  Stock  Exchange  under  the  symbol  "CGO."
Previously, the common stock of the Company was traded on the NASDAQ national Market System under the symbol "ATLS."

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company, through its predecessors, began its operations on April 22, 1992 with one Boeing 747-200 in the service of China Airlines Ltd. and expanded its operations to a second Boeing 747-200 in November 1992. These operations were undertaken on behalf of the Company by another carrier utilizing pilot crews, dispatch facilities, maintenance operations and other services provided by such carrier. As a result, the Company's operations prior to 1993 were primarily limited to aircraft leasing and start-up activities. The Company initiated cargo services under the name of Atlas Air, Inc. in February 1993. The Company's fleet currently consists of 22 Boeing 747-200 aircraft in freighter service and two 747-200 passenger aircraft under lease to a third party.

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

       The aircraft acquisitions, lease arrangements and modification schedule are described in Note 1 of the Company's December 31, 1996 audited consolidated financial statements. The timing of when an aircraft enters the Company's fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period.

     The tables below sets forth selected financial and operating data for the first, second and third quarters of 1997 and 1996, and the four quarters of the years ended December 31, 1996 and 1995 (dollars in thousands).

                                               1997
                           Cumu-      3rd       2nd       1st
                          lative    Quarter   Quarter   Quarter
  Total operating
  revenues               $280,148   $104,197   $93,902   $82,049
  Operating expenses      251,927     82,464   104,556    64,907
  Operating income         28,221     21,733  (10,654)    17,142
  (loss)
  Other income            (32,085)   (11,930)  (10,908)   (9,248)
  (expense)
  Net income               14,287      6,225     3,048     5,013
  Block hours              52,921     19,937    17,541    15,443
  Average aircraft
  operated                   19.1       20.4      19.5      17.2
  Operating margin          10.1%      20.9%     (11)%     20.9%


                                               1996
                           Cumu-      3rd       2nd       1st
                          lative    Quarter   Quarter   Quarter
  Total operating
  revenues               $210,944    $79,681   $72,614   $58,649
  Operating expenses      152,821     59,635    49,947    43,239
  Operating income         58,123     20,046    22,667    15,410
  Other income            (19,906)    (7,207)   (6,982)   (5,717)
  (expense)
  Net income               24,442      8,201    10,037     6,203
  Block hours              40,642     15,444    14,073    11,125
  Average aircraft
  operated                   13.4       15.4      14.0      10.8
  Operating margin          27.6%      25.2%     31.2%     26.3%


                                     1996
                 Cumu-      4th       3rd       2nd       1st
                lative    Quarter   Quarter   Quarter   Quarter
  Total
  operating
  revenues     $315,659   $104,715   $79,681   $72,614   $58,649
  Operating
  expenses      227,596     74,775    59,635    49,947    43,239
  Operating
  income         88,063     29,940    20,046    22,667    15,410
  Other
  income        (28,475)    (8,569)   (7,207)   (6,982)   (5,717)
  (expense)
  Net income     37,838     13,397     8,201    10,037     6,203
  Block hours    59,445     18,803    15,444    14,073    11,125
  Average
  aircraft
  operated         14.7       18.4      15.4      14.0      10.8
  Operating
  margin          27.9%      28.6%     25.2%     31.2%     26.3%


                                     1995
                 Cumu-      4th       3rd       2nd       1st
                lative    Quarter   Quarter   Quarter   Quarter
  Total
  operating
  revenues     $171,267    $56,142   $47,769   $38,418   $28,938
  Operating
  expenses      128,593     39,982    34,844    28,370    25,397
  Operating
  income         42,674     16,160    12,925    10,048     3,541
  Other
  income        (16,435)    (4,014)   (4,805)   (4,287)   (3,330)
  (expense)
  Net income     17,831      8,352     5,568     3,861        50
  Block hours    33,265     10,809     9,076     7,568     5,812
  Average
  aircraft
  operated          7.7        9.4       8.2       6.9       6.1
  Operating
  margin          24.9%      28.8%     27.1%     26.2%     12.2%


Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended September 30, 1997 increased to $104.2 million compared to $79.7 million for the same period in 1996, an increase of approximately 31%. The average number of aircraft in the Company's fleet during the third quarter of 1997 was 20.4 compared to 15.4 during the same period in 1996. Total block hours for the third quarter of 1997 were 19,937 compared to 15,444 for the same period in 1996, an increase of approximately 29%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately 1% to $5,226 for the third quarter of 1997 compared to $5,159 for the third quarter of 1996. Net income of $8.2 million for the third quarter of 1996 declined to a net income of $6.2 million for the third quarter of 1997, primarily due to the increase in interest expense associated with the increase in aircraft in service quarter over quarter.

     Total operating revenues for the nine months ended September 30, 1997 were $280.1 million compared to $210.9 million for the year-earlier period, an increase of approximately 33%. The average number of aircraft in the Company's fleet during the nine months ended September 30, 1997 was 19.1 compared to 13.4 during the same period in 1996. Total block hours for the first nine months of 1997 were 52,921 compared to 40,642 for the same period in 1996, an increase of approximately 30%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately 2% to $5,294 for the first nine months of 1997 compared to $5,190 for the year-earlier period, primarily as a result of an increase in higher-yielding charter operations.

     Operating income of $58.1 million for the first nine months of 1996 decreased to $28.2 million for the first nine months of 1997, primarily due to the largely non-cash charge to earnings of $27.1 million in the second quarter of 1997. This charge included the write-off of the Company's remaining balance sheet investment in the five aircraft sub-leased from FedEx, as well as the establishment of certain reserves associated with costs necessary to return the aircraft in the first quarter of 1998 and other non-recurring items. Excluding this charge, operating income was $55.3 million for the first nine months of 1997 compared to $58.1 million for the year-earlier period, or a decrease of approximately 5%. There were an average of 4.6 aircraft sub-leased from FedEx operating in the 1997 period compared to an average of 1.2 aircraft sub-leased from FedEx operating in the 1996 period, with respect to which maintenance costs are substantially higher than for the rest of the Company's fleet. In addition, the Company incurred $1.2 million of costs in the first quarter of 1997 related to the return of two leased aircraft to their respective lessors. In the second quarter of 1997, the realization of an after-tax extraordinary gain of $16.7 million, resulting from the receipt of a prepayment incentive credit associated with the refinancing of approximately $228 million of indebtedness during the second quarter, for the most part offset the after-tax charge of $17.2 million with respect to the impact on net income for the first nine months of 1997. For the nine months ended September 30, 1997, net income was $14.3 million compared to $24.4 million for the year-earlier period. This decrease in earnings was primarily due to the increase in interest expense associated with the increase in aircraft in service year over year and the higher maintenance costs with respect to the aircraft sub-leased from FedEx.

Operating expenses

      The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and selling, general and administrative expenses.

      Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Flight crew salaries and benefits increased to $7.5 million in the third quarter of 1997 compared to $6.1 million in the same period of 1996, due to increases in the number of aircraft in the Company's fleet and aircraft block hours. While actual expense increased by approximately 23% during the third quarter of 1997, on a block hour basis this expense declined by approximately 5% to $376 per block hour for the third quarter of 1997 from $395 per block hour for the same period in 1996. For the first nine months of 1997, actual expense increased by approximately 26%, from $17.0 million to $21.4 million, but on a block hour basis declined to $405 per block hour from $418 per block hour for the same period in 1996, or approximately 3%. These reductions of approximately 5% and 3%, respectively, were due to increased efficiency in staffing levels and scheduling resulting from the increased level of operations.

      Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747-200 aircraft, crew travel and meal expenses, initial and recurring crew training
costs   and  other  expenses  necessary  to  conduct  its  flight
operations.

      Other flight-related expenses decreased to $6.8 million in the third quarter of 1997 compared to $7.6 million in the third quarter of 1996, but increased to $20.5 million in the nine months ended September 30, 1997 compared to $19.6 million for the year-earlier period, or approximately a 10% decrease and approximately a 5% increase, respectively, due primarily to lower training and travel costs in the third quarter of 1997 compared to spending levels for such costs in the first half of 1997. The impact of the larger fleet size for the first nine months of 1997 compared to the year-earlier period was partially offset by a reduction in the Company's aircraft hull and liability insurance rates based on its increased size and favorable operating history. As a result of this and other operating efficiencies, on a block hour basis, other flight-related expenses declined by approximately 30% to $342 per block hour for the third quarter of 1997 compared to $489 per block hour for the same period in 1996, and by approximately 20% to $388 per block hour for the nine months ended September 30, 1997 compared to $483 per block hour for the same period in 1996.

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

      Maintenance expense increased to $33.5 million in the third quarter of 1997 from $21.8 million in the same period of 1996, and to $88.5 million in the nine months ended September 30, 1997 from $54.1 million in the nine months ended September 30, 1996, or approximately 54% and 63%, respectively, partially due to the increase in the Company's average fleet size and partially due to the higher maintenance costs with respect to the aircraft sub-leased from FedEx. On a block hour basis, maintenance expense increased year over year by approximately 19% and 26%, respectively, primarily due to higher maintenance costs associated with the aircraft sub-leased from FedEx. This block hour comparison represents a decrease in spending compared to the second quarter 1997 and the first half of 1997, for which the Company experienced increases of approximately 44% and 30%, respectively.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $7.8 million in the third quarter of 1997 compared to $7.1 million in the same period of 1996, and were $23.3 million in the first nine months of 1997 compared to $18.7 million in the first nine months of 1996, or an increase of approximately 10% and 24%, respectively. During the third quarter of 1997 and 1996 the Company leased approximately the same number of aircraft. For the first nine months of 1997, the Company leased one additional aircraft as compared to the year-earlier period. Engine rentals were comparable for the same year over year periods.

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

     Fuel and ground handling costs decreased to $1.9 million for the third quarter of 1997 compared to $3.4 million for the third quarter of 1996, and to $9.0 million for the nine months ended September 30, 1997 compared to $7.6 million for the nine months ended September 30, 1996, or a decrease of approximately 44% and an increase of approximately 18%, respectively. This was due to the relative decrease in scheduled service, charter and other non-ACMI block hours to 304 block hours in the third quarter of 1997 from 680 block hours in the year-earlier period, and an increase to 1,546 block hours for the nine months of 1997 from 1,456 block hours in the first nine months of 1996. In addition, fuel prices have increased year over year for the same periods.

      Depreciation and amortization expense includes depreciation
on   aircraft,  spare  parts  and  ground  equipment,   and   the
amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $11.0 million in the third quarter of 1997 from $6.7 million in the same period of 1996, and to $30.2 million in the first nine months of 1997 from $16.8 million in the first nine months of 1996, or approximately 65% and 80%, respectively. This increase reflects an increase of approximately 50% in owned aircraft, approximately 150% in spare engines and an approximate three-fold increase in spare parts for the third quarter of 1997 and for the first nine months of 1997 over the same periods in 1996. In addition, Other Revenues include $0.4 million and $1.1 million of depreciation for the third quarter of 1997 and the first nine months of 1997, respectively, associated with the net lease of two aircraft which are currently in passenger configuration.

       Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs.

      Other operating expenses increased to $14.0 million in the third quarter of 1997 from $7.1 million in the same period of 1996, and $31.9 million for the first nine months of 1997 from $18.9 million in the same period of 1996, or approximately 97% and 68% respectively, reflecting the increase in the Company's operations. On a block hour basis, these expenses increased to $701 per block hour in the third quarter of 1997 from $460 per block hour in the same period of 1996, and to $603 per block hour for the first nine months of 1997 from $466 in the same period of 1996, or approximately 52% and 29%, respectively. This increase in cost was due primarily to additional personnel and other resources necessary to properly manage the Company's increased operations and to prepare for the introduction of the 747-400 aircraft.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income for the third quarter of 1997 was $1.7 million compared to $2.2 million for the same period in 1996, due to a lower short-term investment level for the third quarter of 1997 compared to the third quarter of 1996. Interest income of $5.2 million for the first nine months of 1997 increased from $5.0 million for the year-earlier period, representing comparative short-term investment levels for both nine month periods. Interest expense increased to $13.6 million in the third quarter of 1997 from $9.4 million in the same period of 1996, and to $37.2 million in the first nine months of 1997 from $24.9 million in the first nine months of 1996, or approximately 44% and 50%, respectively, primarily resulting from an increase of approximately 50% in financed flight equipment between these periods.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 36.5% during the third quarter and the first nine months of 1997 and 36.0% during the third quarter and first nine months of 1996. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a majority of the Company's tax provision in these periods is deferred.

Seasonality

      The cargo operations of the Company's airline customers are seasonal in nature, with peak activity occurring traditionally in the second half of the year, and with a significant decline occurring in the first quarter (discussed above). In the first quarter of 1997, the Company's customers opted to take the majority of their contractual cancellations, in contrast to last year's first quarter, when very few cancellations occurred.

Liquidity and Capital Resources

     At September 30, 1997, the Company had cash and cash equivalents of approximately $30.7 million, short-term investments of approximately $114.7 million and working capital of approximately $46.7 million. During the first nine months of 1997, cash and cash equivalents increased approximately $20.9 million, principally reflecting cash provided from operations of $78.7 million, proceeds from equipment financings of $769.7 million and net proceeds from the sale and purchase of short-term investments of $0.2 million, substantially offset by the net sale and purchase of investments in flight and other equipment of $331.8 million, principal reductions of indebtedness of $479.2 million, debt issuance costs of $16.4 million and net treasury stock purchases of $0.3 million.

     In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Twelve of the Company's 747-200 aircraft would have to be brought into compliance with such Directives within the next three years at an estimated aggregate cost of approximately $6.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the Company's 17 747-200 aircraft in service (excluding the aircraft leased from Federal Express) is approximately 12,000 cycles and the average cycles operated per year is 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and nine additional aircraft will require modification prior to the year 2009. The remaining seven aircraft in service (excluding the aircraft leased from Federal Express) have already undergone such modifications. Prior to acquiring used 747-200 aircraft, the Company requires the seller to demonstrate that such aircraft are in compliance with all Directives as of the purchase date. At the same time, the Company examines all Directives that are known to apply to such aircraft at a future date. The Company's freighter conversion program incorporates any and all Directives compliance work that would otherwise have been required prior to the next major maintenance event in order to minimize unscheduled maintenance. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft included in the Company's fleet could be issued in the future. The cost of compliance with such Directives cannot be estimated, but could be substantial.

     In February 1997, the Aircraft Credit Facility was expanded from $175 million to $275 million for the same purposes and under substantially the same terms and conditions as the initial facility. Certain financial tests must be met before each purchase of aircraft and related drawdown under the facility. To date, the Company has met these tests. If in the future, the Company cannot meet such tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, the Company believes that other financing sources would be available to the Company or the Company would acquire aircraft using its internal cash or seek a waiver of any necessary conditions. As part of the Refinancings (defined below), the Company repaid approximately $168.3 million of previous draw downs under the Aircraft Credit Facility and the Aircraft Credit Facility was amended and restated to provide for $250 million of availability, a new two year revolving period and, at the Company's option, a subsequent three year term loan. As of October 1997, the Company had approximately $80.2 million outstanding under the Aircraft Credit Facility.

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

     In May 1997, Atlas Freighter Leasing, Inc. ("AFL"), a wholly-owned subsidiary of the Company, entered into a $185 million term loan facility (the "AFL Term Loan Facility"), with Bankers Trust Company ("BTCo"), an affiliate of BT Securities Corporation, acting as agent, to refinance six 747-200 aircraft previously owned by the Company through another wholly-owned subsidiary of the Company (the "AFL Transaction"). The proceeds of the AFL Term Loan Facility were used to repay all existing principal and interest due under an existing term loan facility for which the
Company  received a significant prepayment incentive credit.   In
addition, this refinancing allowed the Company to reduce its overall indebtedness and the ongoing interest expense associated with these aircraft.

     In  June  1997,  the Company entered into an agreement  (the
"Boeing Purchase Contract") with Boeing to purchase 10 new 747-400 freighter aircraft. The 747-400 freighter aircraft are currently scheduled to be delivered as follows: 4 in 1998, 2 in 1999, 3 in 2000 and 1 in 2001. Due to production problems at Boeing, the Company believes that the 1998 delivery positions of the 747-400 aircraft may be delayed up to 60 days. While Boeing will appropriately compensate the Company for any delays in delivery of the 747-400 aircraft, any such delays may adversely impact the Company's ability to initiate service with prospective customers in a timely fashion. The Boeing Purchase Contract also provides the Company with an option to purchase up to 10 additional 747-400 freighter aircraft for delivery from 1999 through 2002. The Company is also discussing with Boeing the possible addition of one 747-400 aircraft to its firm aircraft order. As a result of the Company being the largest purchaser of 747-400 freighter aircraft to date, it was able to negotiate from Boeing a significant discount off the aggregate list price of $1.7 billion for the 10 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. The Boeing Purchase Contract requires that the Company pay deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft (the "Pre-Delivery Deposits") in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. The Company expects that the maximum total amount of Pre-Delivery Deposits at any time outstanding will be approximately $125 million, approximately $100.1 million of which was paid as of November 3, 1997. In addition, the Boeing Purchase Contract provides for a deferral of a portion of the Pre-Delivery Deposits ("Deferred Aircraft Obligations") for which the Company accrues interest. As of September 30, 1997, there was $123.6 million of Deferred Aircraft Obligations outstanding, of which $20.1 million represented the current portion.

      In August 1997, the Company completed an offering (the "Offering") of a total principal amount of $150,000,000 of its 10 3/4% Senior Notes due 2005. The proceeds from the Offering were used to, among other things, repay short-term indebtedness incurred by the Company to make Pre-Delivery Deposits and were used, and will be used, to make additional Pre-Delivery Deposits as they become due. As the 747-400 freighter aircraft are purchased upon delivery and Pre-Delivery Deposits are refunded by Boeing to the Company, the proceeds from the Offering may be used to fund a portion of the total purchase price of the 747-400 freighter aircraft or, alternatively, for general corporate purposes by the Company. Additional third-party financing will be required at the time of delivery of each of the 747-400 freighter aircraft. The Company intends to secure such permanent financing from a combination of aircraft financing transactions, including long-term fixed-rate equipment trust certificates, leveraged lease financing, other long-term purchase money security financing or debt or equity financing. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the 747-400 freighter aircraft, or if such financing is available, that it will be available on commercially reasonable terms. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company.

     In September 1997, the Company completed certain refinancing and restructuring transactions (the "Refinancings") with respect to certain of the Company's existing indebtedness in order to provide the Company with greater financial flexibility in anticipation of the financing requirements for the acquisition of the 747-400 freighter aircraft by, among other things, extending maturities of certain indebtedness, reducing interest expense and making certain covenants less restrictive. The Refinancings included (i) a new, $185 million seven-year amortizing term loan facility (the "AFL II Term Loan Facility) for a new wholly-owned subsidiary of the Company formed for the sole purpose of owning and leasing four 747-200 aircraft and nine spare engines currently owned by the Company and financed by the Company's existing Aircraft Credit Facility; (ii) an amendment and restatement of the Aircraft Credit Facility to (a) provide for a new two-year revolving period followed by a three-year amortizing term loan period, (b) provide for a reduction in the credit spread for borrowings based on financial performance and (c) make the financial covenants less restrictive to facilitate the upcoming financings required in connection with the acquisition of the 747-400 freighter aircraft; and (iii) an amendment to the financial covenants of the existing AFL Term Loan Facility to facilitate the financings required in connection with the acquisition of the 747-400 freighter aircraft.

     In September 1997, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering and exchanging up to $150 million aggregate principal amount of its new 10 3/4% Senior Notes due 2005 (the "New Notes"), for a like principal amount of its outstanding 10 3/4% Senior Notes due 2005 (the "Old Notes", also discussed above as the "Offering"), which have not been so registered. The terms of the New Notes are identical in all material respects to the Old Notes, except for certain transfer restrictions relating to the Old Notes. The Company expects to accept for exchange any and all Old Notes validly tendered and not withdrawn prior to December 4, 1997, unless extended.

     In September 1997, the Company entered into an interest rate swap with BTCo for the purpose of hedging its floating rate
debt.   The  notional amount of the interest rate  swap  is  $210
million for a term of eight years. The Company pays a fixed interest rate and receives a floating interest rate based on 3-month LIBOR, whereby the net interest settles quarterly.

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

                ATLAS AIR, INC. AND SUBSIDIARIES





                   PART II. OTHER INFORMATION



ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K


a.                  Exhibits

                         Exhibit 27 - Financial Data Schedule.

b.                  Reports filed on Form 8-K

                              Report filed on Form 8 -K on
                              September 30, 1997, relative to the
                              resignation of Mickey P. Foret as
                              President and Director of the
                              Company.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ATLAS AIR, INC.
                          (Registrant)




Date: November 12, 1997    By:/s/ Richard H. Shuyler
                              Richard H. Shuyler
                              Senior Vice President - Finance
                              Chief Financial Officer and
                              Treasurer (Principal Accounting
                              Officer)