Form 10-Q/A
period 1997-06-30
ATLAS AIR INC
filed 1997-11-25
CIK 941552

3






                           FORM 10-Q/A


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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  November 19, 1997     By:/s/Richard H. Shuyler
                              Richard H. Shuyler
                              Senior Vice President - Finance
                              Chief Financial Officer and
                              Treasurer (Principal Accounting
                              Officer)