Form 10-K
period 1997-12-31
ATLAS AIR INC
filed 1998-03-31
CIK 941552

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                             --------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 16, 1998, there were 22,511,659 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was approximately $749,216,151.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 DESCRIPTION OF DOCUMENT                             PART OF THE FORM 10-K
                 -----------------------                             ---------------------
Portions of the Definitive Proxy Statement to be used in
  connection with the registrant's 1998 Annual Meeting of
  Stockholders............................................    Part III (Item 10 through Item 13)

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Atlas Air, Inc. ("Atlas" or the "Company") is the world's largest air cargo outsourcer, with an all Boeing fleet of 747 freighter aircraft. The Company provides reliable airport-to-airport cargo transportation services throughout the world to major international air carriers generally under three- to five-year fixed-rate contracts which typically require that the Company supply aircraft, crew, maintenance and insurance (the "ACMI Contracts"). The Company's customers currently include China Airlines Ltd. ("China Airlines"), KLM Royal Dutch Airlines ("KLM"), Lufthansa Cargo AG ("Lufthansa"), British Airways World Cargo ("British Airways"), Scandinavian Airlines System ("SAS"), The International Airline of the United Arab Emirates ("Emirates"), Thai Airways International Public Company Limited ("Thai Airways"), Fast Air Carrier, S.A. ("Fast Air") and Lineas Aereas Suramericanas, S.A. ("LAS"). The Company is able to provide efficient, cost effective service to its customers primarily as a result of its productive work force, the outsourcing of a significant part of its regular maintenance work on a fixed-cost basis and the advantageous cost economies realized in the operation of its fleet, comprised solely of Boeing 747 aircraft which are configured for service in long-haul cargo operations.

     The Company's fleet currently consists of 17 Boeing 747-200 freighter aircraft in service and two 747-200 passenger aircraft undergoing conversion to freighter configuration. The 747-200 passenger aircraft undergoing conversion to freighter configuration are expected to be placed in service in the second quarter and early in the third quarter of 1998. On June 9, 1997, the Company entered into an agreement with The Boeing Company ("Boeing") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from General Electric Company ("GE"), with options to purchase up to 10 additional 747-400 aircraft (the "Boeing Purchase Agreement"). The 747-400 aircraft has significantly longer range, greater payload capability, lower maintenance costs and increased fuel efficiency compared to the Boeing 747-200 freighter aircraft. The Company expects to place the 747-400 aircraft in service with both existing and prospective customers, who the Company believes should be willing to pay higher ACMI Contract rates to achieve operating benefits derived from the unique performance capabilities of the 747-400 aircraft.

     The Company attributes its leading market position and continued opportunities for growth to the following competitive strengths:

          Long-Term Customer Contracts Which Provide Revenue Stability. The Company's ACMI Contracts with its customers, which accounted for 96% of the Company's total operating revenues in 1997, generally provide for its customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of three to five years, subject in certain limited cases to early termination provisions. These ACMI Contracts typically require that the Company supply aircraft, crew, maintenance and insurance and that its customers bear all other operating expenses, including fuel and fuel servicing; marketing costs associated with obtaining cargo; airport cargo handling; landing fees; ground handling, aircraft push-back and de-icing services; and specific cargo and mail insurance. The Company's customers are also responsible under these contracts for utilizing the cargo capacity of each of the contracted aircraft. The ACMI Contracts, therefore, minimize for the Company the load factor, yield risk and fuel cost risk traditionally associated with the air cargo business and provide the Company with a minimum annual revenue base and more predictable profit margins. The Company also periodically engages in ad hoc charter or scheduled air service depending on availability of aircraft for these uses. In addition, the Company differentiates itself from other air cargo companies by not directly or indirectly competing with its customers by offering its services to freight forwarders or shippers who do business with the Company's customers.

          Low Cost Structure. The Company has established itself as a low cost, efficient and reliable provider of air cargo transportation primarily due to the outsourcing of many of its own required services, the advantageous economies of scale realized from the operation of a standardized fleet of long-haul Boeing 747-200 aircraft, and its productive work force. The uniformity of the 747-200 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas. In particular, Atlas has advantageous, long-term contracts on a fixed-cost per flight hour basis with leading maintenance providers such as GE and KLM for a significant portion of its on-going aircraft and engine maintenance requirements. As a result of these efficiencies, the Company's high service standards and increased airline industry pressure to reduce costs, the Company's airline customers have determined that outsourcing portions of their air cargo business to the Company can be significantly less costly and offer greater operational flexibility than expanding their cargo operations by purchasing additional aircraft and adding other resources such as personnel and systems. The new 747-400 aircraft are expected to have even greater operational capabilities than the Boeing 747-200 aircraft and will allow the Company to continue to maintain its low cost structure. The new aircraft's higher level of operational reliability and warrantied condition will result in lower maintenance costs during the early years of operation, typically for at least five years. In addition, the acquisition of the 10 747-400 freighter aircraft will make Atlas the largest operator of this aircraft type to date and will enable the Company to achieve economies of scale from the standardization in maintenance and crew training.

          Expanding Business Base. The growth in demand for air cargo services, combined with the lower rate of growth in passenger-airline cargo capacity and the continuing pressure on the airline industry to reduce operating costs, is expected to provide the Company with the opportunity to expand its air cargo outsourcing services. The primary business focus of most of the Company's customers is on the transportation of passengers, not air cargo. Nevertheless, most passenger airlines have air cargo customers that require quick and dependable air cargo service between hubs serviced by these carriers. To the extent that airlines have cargo capacity on their scheduled flights, which are generally scheduled for the convenience of passengers rather than for the needs of air cargo customers, air cargo service can be provided by them to meet such demand. However, there is a growing trend in the passenger-airline business toward replacing existing widebody passenger aircraft and combination passenger/cargo aircraft with smaller, more efficient (for passenger operations) twin-engine aircraft which have limited cargo space. The Company's customers have therefore found that outsourcing to meet their additional cargo transportation needs rather than allocating significant resources and expanding their fleet of freighter aircraft to effectively service their air cargo customers provides a cost-effective alternative for them to maintain and expand that portion of their business.

          Increasing Cargo Market Share. The Company has successfully increased its customer base from a single customer in 1992 to nine customers in 1998. In addition, the Company has operated under short-term, seasonal ACMI Contracts with Federal Express Corporation ("FedEx"), Kitty Hawk Aircargo, Inc. ("Kitty Hawk") and United Parcel Service ("UPS") and anticipates providing other short-term, seasonal service. This increased market share is a result of the Company's ability to provide a cost-effective service which has gained acceptance within the industry due to the Company's successful market development efforts. The addition of the 747-400 aircraft will provide the Company with the opportunity to increase its market share to new and existing customers who have a need for the greater payload, extended range and operational reliability of the 747-400, but for whom the purchase of a limited number of 747-400 freighter aircraft would not be cost-effective. In addition, the 747-400 aircraft will give the Company a competitive advantage with new customers who choose to utilize only new or relatively new aircraft or are restricted by local regulations limiting the operation of older aircraft.

INDUSTRY BACKGROUND

     While the air cargo industry is highly competitive, the Company believes that current industry trends are favorable to the continued growth of its business. The world air cargo market is expected to more than triple over the next 20 years. It has grown at an average rate of 7.2% per year from 1986 to 1997. The average annual percentage growth through 2017 is expected to average 6.5%, with international air cargo market growth outpacing U.S. domestic growth. The Company believes this growth has been fueled, in part, by economic growth, the relaxation of international trade barriers (as indicated by the passage of the NAFTA and GATT treaties), reductions in the price of shipping by air, manufacturers' search for low-cost labor in developing countries, and the increasingly time-sensitive nature of product-delivery schedules due to shorter product life-cycles and "just-in-time" inventory management. In addition to growth in the global air cargo market, the Company expects to benefit from growth in the export-driven economies of the countries in the Pacific Rim, where the Company has focused a significant amount of its flight operations. According to a Boeing report, eastbound and westbound Trans-Pacific cargo volumes grew at an average annual rate of 6.9% and 14.3%, respectively, between 1986 and 1996, and are projected to grow at an average annual rate of 8.0% and 8.1% between 1996 and 2016. Similarly, northbound and southbound air cargo volumes between North America and South America increased at an average annual rate of 9.4% and 8.8%, respectively, between 1986 and 1996, and are projected to grow at an average annual rate of over 6.5% from 1996 to 2016. Additionally, eastbound and westbound North Atlantic air cargo volumes increased at an average annual rate of 8.4% and 5.9%, respectively, between 1986 and 1996 and are projected to grow at average annual rates of 6.7% and 7.2%, respectively, from 1996 to 2016. The Company believes that, as a U.S. certificated "flag" carrier, it is well positioned to benefit from the progressive expansion of international trade and the consequential growth in global air cargo markets, particularly in Asia, South America and Europe, where the Company has concentrated a significant portion of its resources. The Company has not experienced any adverse impact on its business as a result of the recent turmoil in the Asian financial markets, although there can be no assurances that there will not be any future impact.

ACMI CONTRACTS

     The Company's ACMI Contracts with its customers, which accounted for 96% of the Company's operating revenues in 1997, typically provide for its customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of three to five years, subject in certain limited cases to early termination provisions. These contracts typically require that the Company supply aircraft, crew, maintenance and insurance and that its customers bear all other operating expenses, including fuel and fuel servicing; marketing costs associated with obtaining cargo; airport cargo handling; landing fees; ground handling, aircraft push-back and de-icing services; and specific cargo and mail insurance. These contracts, therefore, minimize for the Company the load factor and yield risk traditionally associated with the air cargo business. The ACMI Contracts typically require minimum air freight capacity to be provided to its customers by the Company. All of the Company's revenues, and virtually all of its costs, are in U.S. dollars, thus avoiding currency risks normally associated with doing business primarily overseas.

     The Company is currently operating under 15 ACMI Contracts: five with China Airlines, two each with Fast Air and LAS and one each with British Airways, Emirates, KLM, Lufthansa, SAS and Thai Airways. In most cases, one aircraft is dedicated under each contract. In addition, the Company recently reached an agreement with China Airlines for a sixth ACMI Contract, which the Company expects to commence in the second quarter of 1998. China Airlines, Fast Air and Lufthansa accounted for approximately 34%, 11% and 8%, of the Company's total revenues, respectively, for the year ended December 31, 1997. In addition, the Company has also operated short-term, seasonal ACMI Contracts with FedEx, Kitty Hawk and UPS and anticipates doing so in the future from time to time.

     Certain of the Company's ACMI Contracts allow the Company's customers to cancel up to a maximum of approximately 5% of the guaranteed hours of aircraft utilization over the course of a year. The Company's customers most often exercise such cancellation options early in the first quarter or late in the fourth quarter of the year, when the demand for air cargo capacity has been historically lower. The Company has found that such cancellations provide a timely opportunity for the scheduling of maintenance on its aircraft, to the extent possible. See "-- Maintenance." The ACMI Contracts are typically in force for periods of three to five years, subject in certain limited cases to early termination provisions. The Company believes that its relationships with its customers are mutually satisfactory, as evidenced by the fact that within the last three years, it has renewed twelve ACMI Contracts and added nine ACMI Contracts with its existing customers, although there can be no assurance that future such contracts will not be canceled in accordance with their terms.

     All of the ACMI Contracts provide that each of the Company's aircraft be deemed to be at all times under the exclusive operating control, possession and direction of the Company and that, in order to service the routes designated by the contract, the Company obtain the authority from the governments having jurisdiction over the route. See "-- Governmental Regulation." Additionally, if the Company is required to use the customer's "call sign" in identifying itself throughout its route, the customer must also have obtained underlying authority from the governments having jurisdiction over the route. Therefore, the Company's route structure is limited to areas in which it can gain access from the appropriate governments.

OTHER FLIGHT OPERATIONS

     To the extent the Company has available excess aircraft capacity at any time, it will seek to obtain ad hoc charter service contracts, which the Company believes are generally readily available. In addition, in the past the Company has provided service to FedEx, Kitty Hawk and UPS pursuant to short-term, seasonal ACMI Contracts during periods of excess aircraft capacity.

SALES AND MARKETING

     From its offices in Colorado, New York and Miami, the Company services its air cargo customers and solicits ACMI Contract business. The Company's efforts to obtain new ACMI Contract business focus principally on international airlines with established air cargo customers, high operating costs and hub and spoke systems which gather cargo at a particular location and which have the need for long-distance capacity to move such cargo to another distribution point. On occasion, the Company may utilize independent cargo brokers to obtain new ACMI Contracts. The Company markets its services by guaranteeing its customers a reliable, low-cost dedicated aircraft with the capacity to ensure the efficient linkage of such customers' distribution points without the customers having to purchase and maintain additional aircraft, schedule additional flights and add other resources. The Company expects to place the 747-400 aircraft in service with both existing and prospective customers, which the Company believes should be willing to pay higher ACMI Contract rates to achieve operating benefits derived from the unique performance capabilities of the 747-400 aircraft such as its longer range, greater payload and increased fuel efficiency.

MAINTENANCE

     Due to the average age of the Company's Boeing 747-200 fleet, it is likely that the aircraft will require greater maintenance than newer aircraft such as the 747-400 aircraft. See "-- Aircraft." Aircraft maintenance includes, among other things, routine daily maintenance, maintenance every six weeks (an "A Check"), significant maintenance work every 18 months (a "C Check") and major maintenance events every five years or 25,000 flight hours, whichever comes later if the aircraft is over the age of 18 years, or every six years or 25,000 flight hours, whichever comes later for aircraft under the age of 18 years, with a maximum interval in either case of nine years (a "D Check"). The Company attempts to schedule major maintenance on its aircraft in the first quarter of the calendar year, when the demand for air cargo capacity has historically been lower, taking advantage of cancellations of flights by the Company's customers that generally occur most frequently during these periods.

     Pursuant to a maintenance contract with KLM (the "Maintenance Contract") in effect until January 2005, a significant part of the regular maintenance (principally C Checks and engine overhauls, excluding D Checks) of certain of the Company's aircraft and their GE engines is undertaken by KLM, primarily at its maintenance base located at Schiphol International Airport in Amsterdam, The Netherlands. KLM supplies engineering and diagnostic testing for each aircraft and its components in compliance with the Federal Aviation Administration (the "FAA") and other applicable regulations. The Maintenance Contract provides that KLM, subject to certain terms and conditions, will perform repairs and maintenance of the Company's aircraft on the same basis and order of priority as repairs to its own fleet. Such service is provided to the Company at a cost, for which a large part is a fixed rate per flight hour, subject to a 3.5% annual escalation factor for the first five years. Pratt & Whitney Corporation ("P&W") engines are serviced elsewhere, each at a cost based upon the actual time and material necessary for such service. Under the terms of the Maintenance Contract, in the event that the Company wishes to maintain more than 12 of its aircraft under such contract, the terms of the contract are subject to adjustment by KLM. Twelve of the Company's aircraft are currently subject to the Maintenance Contract.

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

     During the initial operating period, the 747-400 aircraft's airframe and engines will be covered under manufacturer's warranties. As a result, the Company does not expect to incur significant maintenance expense in connection with the 747-400 aircraft during the warranty period. In addition, the 747-400 aircraft's limited maintenance requirements will provide a higher operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. The Company will incur expenses associated with routine daily maintenance of both the airframe and the engines. In connection with the GE engine purchase agreement, the Company is currently in negotiations with GE to provide ongoing maintenance on the 747-400 aircraft engines.

     The Company believes that fixed-cost contracts provide the most efficient means of ensuring the continued service of its aircraft fleet and the most reliable way by which to predict its maintenance costs; however, the Company believes it is more cost effective for routine line maintenance and A Checks to be performed on a time and material basis due to the frequency of such maintenance. The Company also has a contract with B.F. Goodrich Co. to perform maintenance on its brakes and for the replacement of tires.

     The Company has an agreement, subject to acceptable rates, terms and conditions, with Linee Aeree Italiane S.p.A. ("Alitalia") to utilize, or find other parties to utilize, an amount of Alitalia's maintenance services with an aggregate cost of $25 million over a five-year period ending in June 2000.

GOVERNMENTAL REGULATION

     Under the Federal Aviation Act of 1958 (the "Aviation Act"), the Department of Transportation (the "DOT") and the FAA exercise regulatory authority over the Company. The DOT's jurisdiction extends primarily to economic issues related to the air transportation industry, including, among other things, air carrier certification and fitness, insurance, certain leasing arrangements, the authorization of proposed scheduled and charter operations, tariffs, consumer protection, unfair methods of competition, unjust discrimination and deceptive practices. The FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing/training and maintenance standards.

     To provide air cargo transportation services under long-term contracts with major international airlines, the Company relies primarily on its worldwide charter authorities. The Company requires separate DOT and FAA approval for each long-term ACMI Contract. In addition, FAA approval is required for each of the Company's short-term, seasonal ACMI Contracts.

     In order to engage in its air transportation business, the Company is required to maintain a Certificate of Public Convenience and Necessity (a "CPCN") from the DOT. Prior to issuing a CPCN, the DOT examines a company's managerial competence, financial resources and plans and compliance disposition in order to determine whether a carrier is fit, willing and able to engage in the transportation services it has proposed to undertake, and whether a carrier conforms with the Aviation Act requirement that the transportation services proposed are consistent with the public convenience and necessity. Among other things, a company holding a CPCN must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a State, Territory or Possession thereof; that its Chief Executive Officer and at least two-thirds of its Board of Directors and other managing officers be United States citizens; that not more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals; and that it not otherwise be subject to foreign control. The DOT may impose conditions or restrictions on such a CPCN.

     The DOT has issued the Company a CPCN to engage in interstate and overseas air transportation of property and mail, and a CPCN to engage in foreign air transportation of property and mail between the U.S. and Taiwan. Both CPCNs are subject to standard terms, conditions and limitations. By virtue of holding those CPCNs, the Company possesses worldwide charter authorities. It also holds limited-term DOT exemption authority to engage in scheduled air transportation of property and mail between certain points in the U.S. and Hong Kong.

     International air services are generally governed by a network of bilateral civil air transport agreements in which rights are exchanged between governments, which then select and designate air carriers authorized to exercise such rights. Insofar as scheduled service is involved, bilateral agreements may prohibit services to certain countries. For countries in which service is authorized, these bilateral agreements specify the city-pair markets that may be served; may restrict the number of carriers that may be designated; may provide for prior approval by one or both governments of the prices the carriers may charge; may limit frequencies or the amount of capacity to be offered in the market; and, in various other ways, may impose limitations on the operations of air carriers. To obtain authority under a bilateral agreement, it is often necessary to compete against other carriers in a DOT proceeding. At the conclusion of the proceeding, the DOT awards all route authorizations. The provisions of bilateral agreements pertaining to charter services vary considerably from country to country. Some agreements limit the number of charter flights that carriers of each country may operate. The Company is subject to various international bilateral air services agreements between the U.S. and the countries to which the Company provides service. The Company also operates on behalf of foreign flag air carriers between various foreign points without serving the U.S. These services are subject to the bilateral agreements of the respective governments. Furthermore, these services require FAA approval but not DOT approval. The Company must obtain permission from the applicable foreign governments to provide service to foreign points.

     The Company has obtained an operating certificate issued by the FAA pursuant to Part 121 of the Federal Aviation Regulations. The FAA has jurisdiction over the regulation of flight operations generally, including the licensing of pilots and maintenance personnel; the establishment of minimum standards for training and retraining; maintenance of technical standards for flight, communications and ground equipment; security programs; and other matters affecting air safety. In addition, the FAA mandates certain recordkeeping procedures. The Company must obtain and maintain FAA certificates of airworthiness for all of its aircraft. The Company's aircraft, flight personnel and flight and emergency procedures are subject to periodic inspections and tests by the FAA. All air carriers operating to, from or within the United States are subject to the strict scrutiny of the FAA to ensure proper compliance with FAA regulations.

     The DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended and recodified, and under the Airport Noise and Capacity Act of 1990, to monitor and regulate aircraft engine noise. All of the Company's existing fleet of aircraft comply with Stage III Standards -- the highest standard issued by the FAA.

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and may be required to undertake structural modifications to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Twelve of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives within the next three years at an estimated cost of approximately $6.0 million. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the 17 aircraft in service is approximately 12,000 cycles and the average cycles operated per year is approximately 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and nine additional aircraft will require modification prior to the year 2009. The remaining seven aircraft have already undergone such modifications. The two aircraft undergoing modification to freighter configuration will receive the Nacelle Strut Modification as part of the freighter conversion. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

     The Company is also subject to the regulations of the Environmental Protection Agency regarding air quality in the U.S. With respect to aircraft that it operates, the Company meets the fuel venting requirements and smoke emissions standards established by the Environmental Protection Agency.

COMPETITION

     The market for air cargo services is highly competitive. A number of airlines currently provide services for themselves and for others similar to the services offered by the Company and new airlines may be formed that would also compete with the Company. Such airlines may have substantially greater financial resources than the Company. The Company believes that the most important factors for competition in the air cargo business are the range, payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of service. The ability of the Company to achieve its strategic plan depends in part upon its success in convincing major international airlines that outsourcing some portion of their air cargo business remains more cost-effective than undertaking cargo operations with their own incremental capacity and resources and the ability of the Company to obtain higher ACMI Contract rates in connection with the 747-400 aircraft compared to those currently obtained in connection with existing Boeing 747-200 aircraft. The Company believes that such higher rates will be obtainable as a result of the unique operating benefits associated with the 747-400 aircraft. These operational benefits include a longer range, greater payload capability and increased fuel efficiency relative to the Boeing 747-200 aircraft.

FUEL

     Although fuel costs are typically the largest operating expense for airlines, the Company has limited exposure to the fluctuation of fuel costs and disruptions in supply as a result of its ACMI Contracts, which require the customers to provide fuel for the aircraft. However, an increase in fuel costs could reduce the Company's cost advantages because of its older Boeing 747-200 aircraft fleet, which are not as fuel-efficient as newer cargo aircraft such as the 747-400 aircraft. In addition, to the extent the Company operates scheduled cargo or ad hoc charter services, or positions its aircraft, it is responsible for fuel and other costs that are normally borne by the customers under the ACMI Contracts. In 1997, approximately 2% of the Company's block hours represented scheduled cargo, ad hoc charter services or positioning its aircraft for its own account. The Company may, at times, have excess capacity in which case it may deploy such aircraft in scheduled cargo or ad hoc charter services.

EMPLOYEES

     As of March 1, 1998, the Company had 676 employees, 382 of whom were air crew members. The Company expects to hire additional pilots in 1998 associated with the delivery of additional aircraft, including the 747-400 aircraft. The Company maintains a comprehensive training program for its pilots in compliance with FAA requirements in which each pilot regularly attends update programs. The Company believes that its current training program can be sufficiently modified to provide training required for pilots for the 747-400 aircraft. In addition, as part of the Boeing Purchase Agreement, to defray a portion of the costs, Boeing will train a limited number of the Company's pilots and crew to be assigned to the 747-400 aircraft. However, the Company may incur incremental costs associated with ongoing training with regard to the 747-400 aircraft.

     The Company believes that its employees' participation in the growth and profitability of its business is essential to maintain its productivity and low cost structure, and has therefore established programs for that purpose such as a profit sharing plan, a stock purchase plan, and a Company percentage contribution of the employee deferral contribution to a retirement plan (Internal Revenue Code of 1986, as amended, Section 401(k) plan). Such programs are designed to allow employees to share financially in the Company's success and to augment base salary levels and retirement income. The Company considers its relations with its employees to be good.

     The Company's labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board. None of the Company's employees is subject to a collective bargaining agreement; however, many airline industry employees are subject to such agreements and the Company's employees have been and are routinely solicited by union representatives seeking to organize them. In January 1998, the Company's pilots rejected union representation by the Air Line Pilots Association.

INSURANCE

     The Company is vulnerable to potential losses which may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also potential claims involving injury to persons or property. The Company is required by the DOT to carry liability insurance on each of its aircraft, and each of the Company's aircraft leases and ACMI Contracts also requires the Company to carry such insurance. While the Company carries this insurance, any extended interruption of the Company's operations due to the loss of an aircraft could have a material adverse effect on the Company. The Company currently maintains public liability and property damage insurance and aircraft hull and liability insurance for each of the aircraft in the fleet in amounts consistent with industry standards. The Company maintains baggage and cargo liability insurance if not provided by its customers under ACMI Contracts. Although the Company believes that its insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that the Company will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on the Company's financial condition and could affect the ability of the Company to obtain insurance in the future. The Company believes that it has good relations with its insurance providers.

ITEM 2. PROPERTIES

AIRCRAFT

     The Company's utilization of Boeing 747 aircraft provides significant marketing advantages because these aircraft, relative to most other cargo aircraft that are commercially available, have higher maximum payload and cubic capacities, and longer range. The uniformity of the Company's current Boeing 747-200 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas. The new 747-400 aircraft are expected to have greater operational capabilities than the 747-200 aircraft and will allow the Company to continue to maintain its low cost structure despite their higher acquisition cost. The new aircraft's limited maintenance requirements will provide a higher level of operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. In addition, the acquisition of the 10 747-400 freighter aircraft will make Atlas the largest operator of this aircraft type to date and will enable the Company to capitalize on economies of scale from the standardization in maintenance and crew training.

     In January 1998, the Company's leases for five Boeing 747-200 from FedEx expired and the aircraft were returned. The Company expects to make up this loss of capacity through the utilization of the two aircraft in conversion and with the delivery of five 747-400 aircraft during the second half of 1998.

     The following table describes, as of March 16, 1998, the Company's existing fleet, aircraft currently undergoing passenger to freighter modification and the 747-400 aircraft subject to the Boeing Purchase Agreement.

                                 FLEET PROFILE

                                                 NUMBER       AIRCRAFT                      YEAR OF
                                               OF AIRCRAFT      TYPE      OWNED/LEASED    MANUFACTURE
                                               -----------    --------    ------------    -----------
Existing fleet:..............................      16         747-200         Owned(1)     1974-1986
                                                    1         747-200        Leased(2)          1976
Modification aircraft:.......................       2         747-200         Owned(3)          1979
747-400 aircraft on order:...................      10         747-400              (4)     1998-2000

---------------

(1) Two aircraft are powered by P&W engines and 14 are powered by GE engines.

(2) The aircraft is leased from a third party under a lease expiring in March 2010 and is powered by GE engines.

(3) These passenger aircraft are powered by GE engines and are currently undergoing conversion to freighter configuration by Boeing. The aircraft are expected to be placed in service in the second quarter and early in the third quarter of 1998.

(4) The Company has agreed to purchase 10 new Boeing 747-400 freighter aircraft, with options to purchase an additional 10 aircraft. The first 10 aircraft are scheduled to be delivered as follows: five in 1998, two in 1999 and three in 2000. See "-- 747-400 Aircraft Acquisition." These aircraft will be powered by GE engines. Debt financing for the first five aircraft has been secured through the EETCs (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Recent Developments"). In addition, the Company may arrange for tax-oriented long-term leases on some or all of these aircraft.

     The Company has been successful in obtaining new customers, or additional arrangements with existing customers coincident with the delivery of aircraft into the fleet, or soon thereafter. However, from time to time, the Company accepts delivery of aircraft that have not been committed to a particular ACMI Contract. These aircraft have been utilized temporarily as replacement aircraft during scheduled and unscheduled maintenance of other aircraft, as well as for ad hoc charter arrangements. Although the Company intends to have new ACMI Contracts in place upon delivery of aircraft, including the 747-400 aircraft, there can be no assurance that such arrangements will have been made.

     From time to time, the Company engages in discussions with third parties regarding possible acquisitions of aircraft that could expand the Company's operations. The Company is in discussions with third parties for the possible acquisition of additional aircraft for delivery in 1998 and beyond.

747-400 AIRCRAFT ACQUISITION

     In June 1997, the Company entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by GE engines. The 747-400 freighter aircraft are currently scheduled to be delivered as follows: five in 1998, two in 1999 and three in 2000. Due to production problems at Boeing, the Company believes that each of the 1998 delivery positions of the 747-400 aircraft may be delayed up to 60 days. While Boeing will compensate the Company for defined delays in delivery of the 747-400 aircraft, any such delays may adversely impact the Company's ability to initiate service with prospective customers in a timely fashion. The Boeing Purchase Agreement also provides the Company with options to purchase up to 10 additional 747-400 freighter aircraft for delivery from 1999 through 2002. As a result of the Company being the largest purchaser of 747-400 freighter aircraft to date, it was able to negotiate from Boeing and GE a significant discount off the aggregate list price of $1.7 billion for the 10 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. In addition, the Company also obtained certain ancillary products and services at advantageous prices.

FACILITIES

     The Company's principal executive offices are located in a 7,000 square foot office building owned by the Company at 538 Commons Drive, Golden, Colorado. The Company also rents 2,500 square feet of office space in an adjacent building.

     The Company presently occupies a 22,000 square foot facility located at John F. Kennedy International Airport ("JFK"). This facility includes administrative offices, maintenance work areas and hangar and parts storage facilities, as well as flight dispatch operations. The Company occupies this facility pursuant to a lease agreement with Japan Airlines ("JAL") for a five-year period with two five-year renewal rights from JAL, which began on June 1, 1995, at a monthly rate of approximately $55,000. The Company believes the JAL facility is adequate to support the near term growth in operations that will result from the anticipated acquisition of additional aircraft. In addition, the Company leases 7,750 square feet of warehouse space at JFK for the storage of aircraft components, tires and other aircraft related equipment at a monthly lease rate of $5,000. The initial lease term expires at the end of August 1999 and provides for two one-year renewal option periods beginning September 1, 1999.

     Due to increased operations at Miami International Airport, the Company entered into a month-to-month office lease and a month-to-month warehouse lease with Dade County, Florida in March 1997 at a combined monthly lease rate of approximately $6,000. The leased warehouse space is used to store aviation equipment and aircraft components used to maintain aircraft operated by the Company.

ITEM 3. LEGAL PROCEEDINGS

     On February 24, 1997, the Company filed a complaint for declaratory judgment in the Colorado District Court, Jefferson County against Israel Aircraft Industries Ltd. ("IAI") for mechanical problems the Company experienced with respect to an aircraft the Company sub-leased from IAI. The Company is seeking approximately $4 million in damages against IAI to be offset by the amount, if any, the Company owes IAI pursuant to the sub-lease. IAI had the case removed to the U.S. District Court, District of Colorado on April 21, 1997 and has filed counterclaims alleging damages of approximately $9 million based on claims arising from the sub-lease. The Company intends to vigorously defend against all of IAI's claims.

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

     While the Company is from time to time involved in litigation in the ordinary course of its business, there are no other material legal proceedings pending against the Company or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER MATTERS

     In November 1997, the Company's common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "CGO." Prior to that, the Company's common stock traded on the Nasdaq National Market ("Nasdaq/NM") under the trading symbol "ATLS." The approximate number of shareholders of record at March 16, 1998 was 248.

     The following table sets forth for the periods indicated the high and low bid quotations, as quoted by the NYSE and Nasdaq/NM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                  1997               1996
                                                              -------------      -------------
                                                              HIGH      LOW      HIGH      LOW
                                                              ----      ---      ----      ---
QUARTER ENDED
  March 31..................................................  $47 3/4   $19 7/8  $41 7/8   $15
  June 30...................................................   35 7/8    24       64 1/4    36 3/4
  September 30..............................................   34 1/4    21 3/8   58 1/4    36 3/4
  December 31...............................................   29 1/4    21 7/8   50 7/8    28 1/8

     The Company has not declared any cash dividends and does not plan to do so in the foreseeable future. The indentures governing the Company's 12 1/4% Senior Secured Notes due 2002 (the "Equipment Notes") and the Company's unsecured
10 3/4% Senior Notes due 2005 (the "Senior Notes") in certain circumstances may restrict the Company from paying dividends or making other distributions on its common stock. See Note 3 to the Consolidated Financial Statements of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below have been derived from the consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating revenues......................  $401,041   $315,659   $171,267   $102,979   $ 41,263
Operating income........................    56,002     88,063     42,674     13,894        446
Income (loss) before extraordinary
  item..................................     6,689     37,838     17,831      3,586     (8,023)
Net income (loss).......................    23,429     37,838     17,831      3,586     (8,023)
Basic EPS:
  Income (loss) before extraordinary
     item per common share..............       .30       1.76       1.06        .24       (.53)
  Net income (loss) per common share....      1.04       1.76       1.06        .24       (.53)
  Weighted average common shares
     outstanding during the period......    22,450     21,503     16,783     15,000     15,000
Diluted EPS:
  Income (loss) before extraordinary
     item per common share..............       .30       1.72       1.06        .24       (.53)
  Net income (loss) per common share....      1.04       1.72       1.06        .24       (.53)
  Weighted average common shares
     outstanding during the period......    22,585     21,779     16,852     15,000     15,000

                                                            AT DECEMBER 31,
                                         ------------------------------------------------------
                                            1997        1996       1995       1994       1993
                                         ----------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments........  $  152,969   $124,663   $ 96,990   $ 10,524   $  6,198
Working capital (deficit)..............      80,363     98,675     81,022     (1,937)    (5,291)
Total assets...........................   1,297,415    773,707    447,323    162,731    125,005
Long-term debt, net of current
  portion..............................     736,026    462,868    335,902    158,730    129,663
Deferred Aircraft Obligations..........     163,167         --         --         --         --
Stockholders' equity (deficit).........     238,829    215,785     68,715    (15,753)   (19,339)

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

     The aircraft acquisitions, lease arrangements and modification schedule are described in Note 6 of the Company's December 31, 1997 Consolidated Financial Statements. The timing of when an aircraft enters the Company's fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period.

     The tables below set forth selected financial and operating data for the four quarters of the years ended December 31, 1997, 1996 and 1995 (dollars in thousands).

                                                                  1997
                                        ---------------------------------------------------------
                                                        4TH         3RD         2ND         1ST
                                        CUMULATIVE    QUARTER     QUARTER     QUARTER     QUARTER
                                        ----------    --------    --------    --------    -------
Total operating revenues..............   $401,041     $120,893    $104,197    $ 93,902    $82,049
Operating expenses....................    345,039       93,112      82,464     104,556     64,907
Operating income (loss)...............     56,002       27,781      21,733     (10,654)    17,142
Other (expense).......................    (45,469)     (13,383)    (11,930)    (10,908)    (9,248)
Net income............................     23,429        9,143       6,225       3,048      5,013
Block hours...........................     75,254       22,333      19,937      17,541     15,443
Average aircraft operated.............       19.5         20.9        20.4        19.5       17.2
Operating margin (deficit)............       14.0%        23.0%       20.9%      (11.4)%     20.9%

                                                                  1996
                                        ---------------------------------------------------------
                                                        4TH         3RD         2ND         1ST
                                        CUMULATIVE    QUARTER     QUARTER     QUARTER     QUARTER
                                        ----------    --------    --------    --------    -------
Total operating revenues..............   $315,659     $104,715    $ 79,681    $ 72,614    $58,649
Operating expenses....................    227,596       74,775      59,635      49,947     43,239
Operating income......................     88,063       29,940      20,046      22,667     15,410
Other (expense).......................    (28,475)      (8,569)     (7,207)     (6,982)    (5,717)
Net income............................     37,838       13,397       8,201      10,037      6,203
Block hours...........................     59,445       18,803      15,444      14,073     11,125
Average aircraft operated.............       14.7         18.4        15.4        14.0       10.8
Operating margin......................       27.9%        28.6%       25.2%       31.2%      26.3%

                                                                  1995
                                        ---------------------------------------------------------
                                                        4TH         3RD         2ND         1ST
                                        CUMULATIVE    QUARTER     QUARTER     QUARTER     QUARTER
                                        ----------    --------    --------    --------    -------
Total operating revenues..............   $171,267     $ 56,142    $ 47,769    $ 38,418    $28,938
Operating expenses....................    128,593       39,982      34,844      28,370     25,397
Operating income......................     42,674       16,160      12,925      10,048      3,541
Other (expense).......................    (16,435)      (4,014)     (4,805)     (4,287)    (3,330)
Net income............................     17,831        8,352       5,568       3,861         50
Block hours...........................     33,265       10,809       9,076       7,568      5,812
Average aircraft operated.............        7.7          9.4         8.2         6.9        6.1
Operating margin......................       24.9%        28.8%       27.1%       26.2%      12.2%

  1997 Compared to 1996

     Operating Revenues and Results of Operations. Total operating revenues for the year ended December 31, 1997 increased to $401.0 million compared to $315.7 million for 1996, an increase of approximately 27%. The average number of aircraft in the Company's fleet during 1997 was 19.5 compared to 14.7 during 1996. Total block hours for 1997 were 75,254 compared to 59,445 for 1996, an increase of approximately 27%, principally reflecting the increase in the size of the Company's fleet. Revenue per block hour increased by approximately .4% to $5,329 for 1997 compared to $5,310 for 1996. The Company's operating results decreased from an $88.1 million operating profit in 1996 to a $56.0 million operating profit in 1997, primarily due to the largely non-cash charge to earnings of $27.1 million in the second quarter of 1997. The after-tax effect of this second quarter charge was substantially offset by the after-tax effect of the extraordinary gain on early extinguishment of debt in the same quarter of 1997. Net income of $37.8 million for 1996 declined to a net income of $23.4 million for 1997, primarily due to the increase in interest expense associated with the increase in aircraft in service year over year and the higher maintenance costs with respect to the aircraft sub-leased from FedEx.

     Operating levels increased during the second quarter of 1997 as a result of placing in service two additional aircraft upon completion of their respective cargo modifications by Boeing, one in March 1997 and one in May 1997. In addition, the Company placed in service the fifth FedEx aircraft in April 1997. In August 1997 and at the end of September 1997, the Company took delivery of the fifth and sixth Thai Aircraft, respectively, upon completion by Boeing of its modification to cargo configuration. At the end of 1997, the Company removed from revenue service the five aircraft sub-leased from FedEx in preparation for the return of these aircraft to FedEx in the first quarter of 1998, as provided for in the sub-leases.

     The Company's operating levels increased moderately during 1997 as a result of these aircraft acquisitions. Block hours increased from 15,443 in the first quarter of 1997 to 22,333 in the fourth quarter of 1997, reflecting the growth in the average fleet size from 17.2 aircraft to 20.9 aircraft for the two periods. Total operating revenue increased from $82.0 million in the first quarter to $120.9 million in the fourth quarter, representing slightly higher block hour rates for the fourth quarter compared to those of the first quarter of 1997, primarily due to the seasonality of the business of the Company's customers. The Company achieved $27.8 million operating income and $9.1 million net income in the fourth quarter of 1997, compared to $17.1 million operating income and $5.0 million net income in the first quarter of 1997.

     In the second quarter of 1997, the Company recorded a largely non-cash charge of $27.1 million to operating income. This charge included the write-off of the Company's remaining balance sheet investment in the five aircraft sub-leased from FedEx, as well as the establishment of certain reserves associated with costs necessary to return the aircraft in the first quarter of 1998 and other non-recurring items. Excluding this charge, operating income was $83.1 million for 1997 compared to $88.1 million for 1996, or a decrease of approximately 6%. There were an average of 4.4 aircraft subleased from FedEx operating in 1997 compared to an average of 1.7 aircraft sub-leased from FedEx operating in 1996. Maintenance costs with respect to the FedEx aircraft were substantially higher than for the rest of the Company's fleet. In addition, the Company incurred $1.2 million of costs in the first quarter of 1997 related to the return of two leased aircraft to their respective lessors. In the second quarter of 1997, the realization of an after-tax extraordinary gain of $16.7 million, resulting from the receipt of a prepayment incentive credit associated with the refinancing of approximately $228 million of indebtedness during the second quarter, for the most part offset the $17.2 million after-tax impact of the non-recurring charge discussed above.

     Operating Expenses. The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and selling, general and administrative expenses.

     Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Flight crew salaries and benefits increased to $30.2 million in 1997 compared to $25.0 million in 1996, due to increases in the number of aircraft in the Company's fleet and aircraft block hours. While actual expense increased by approximately 21% during 1997, on a block hour basis this expense declined by approximately 5% to $401 per block hour for 1997 from $421 per block hour for 1996. This reduction was due to increased efficiency in staffing levels and scheduling resulting from the increased level of operations.

     Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747-200 aircraft, crew travel and meal expenses, initial and recurring crew training costs and other expenses necessary to conduct its flight operations.

     Other flight-related expenses increased to $28.8 million in 1997 compared to $27.4 million in 1996, or approximately 5%. The impact of the larger fleet size for 1997 compared to the prior year was partially offset by a reduction in the Company's aircraft hull and liability insurance rates based on its increased size and favorable operating history. As a result of this and other operating efficiencies, on a block hour basis, other flight-related expenses declined by approximately 17% to $383 per block hour for 1997 compared to $461 per block hour for 1996.

     Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 the Company contracted with KLM for a significant part of its regular maintenance operations and support on a fixed cost per flight hour basis. Effective October 1996, certain aircraft engines were accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a 10 year maintenance agreement.

     Maintenance expense increased to $123.8 million in 1997 from $84.3 million in 1996, or approximately 47%, partially due to the increase in the Company's average fleet size and partially due to the higher maintenance costs with respect to the aircraft sub-leased from FedEx. On a block hour basis, maintenance expense increased year over year by approximately 16%, primarily due to higher maintenance costs associated with the aircraft sub-leased from FedEx.

     Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

     Aircraft and engine rentals were $31.6 million in 1997 compared to $27.3 million in 1996, or an increase of approximately 16%, of which approximately $2.6 million was due to higher lease rates in 1997 compared to 1996 and $3.1 million was due to an additional .5 aircraft leased in 1997 over 1996. This increase was partially offset by a $1.4 million decrease in engine rentals year over year, due to additional spare engines purchased by the Company in 1997.

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

     Fuel and ground handling costs increased to $10.8 million for 1997 compared to $10.6 million for 1996, or an increase of approximately 3%. This was due to higher fuel prices in 1997 compared to 1996, partially offset by the relative decrease in scheduled service, charter and other non-ACMI block hours to 1,787 block hours in 1997 from 2,042 block hours in 1996.

     Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls.

     Depreciation and amortization expense increased to $42.9 million in 1997 from $25.5 million in 1996, or approximately 68%. This increase reflected an increase of approximately 50% in owned aircraft, an approximate two-fold increase in owned spare engines and an increase of approximately 100% in spare parts for 1997 over 1996. In addition, Other Revenues include $1.5 million of depreciation for 1997, associated with the net lease of two owned aircraft which were in passenger configuration.

     Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs.

     Other operating expenses increased to $49.8 million in 1997 from $27.5 million in 1996, or approximately 81%, reflecting the increase in the Company's operations. On a block hour basis, these expenses increased to

$661 per block hour in 1997 from $462 per block hour in 1996, or approximately 43%. This increase in cost was due primarily to additional personnel and other resources necessary to properly manage the Company's increased operations and to prepare for the introduction of the 747-400 aircraft.

     Other income (expense) consists of interest income and interest expense. Interest income for 1997 was $7.4 million compared to $7.1 million for 1996, due to achieving higher interest rates in 1997 compared to 1996 on a slightly lower short-term investment level in 1997 compared to 1996. Interest expense increased to $52.8 million in 1997 from $35.6 million in 1996, or approximately 49%, primarily resulting from an increase of approximately 50% in financed flight equipment between these periods.

     Income Taxes. Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 36.5% during 1997 and 1996. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a majority of the Company's tax provision in these periods is deferred.

  1996 Compared to 1995

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

     Operating levels increased during the first quarter of 1996 as a result of placing in service four additional aircraft. In January 1996, the Company placed in service one aircraft upon completion of its cargo modification by Hong Kong Aircraft Engineering Company. Two additional aircraft were re-delivered to the Company upon completion of their modification by Boeing in March 1996. Finally, at the close of the first quarter, the Company took delivery of the first aircraft sub-leased from FedEx. During the third quarter of 1996, the Company placed in service the next three aircraft sub-leased from FedEx. At the end of the third quarter the Company took delivery of a Boeing 747-200 passenger aircraft acquired from Thai Airways upon completion by Boeing of its modification to cargo configuration. In the fourth quarter of 1996, a second Boeing 747-200 passenger aircraft acquired from Thai Airways was placed in service upon its delivery by Boeing subsequent to modification to cargo configuration. At the end of 1996, two leased aircraft were taken out of service for required maintenance prior to re-delivery to the lessors.

     The Company's operating levels increased significantly during 1996 as a result of these aircraft acquisitions. Block hours increased from 11,125 in the first quarter of 1996 to 18,803 in the fourth quarter of 1996, relative to the growth in average fleet size from 10.8 aircraft to 18.4 aircraft for the two periods. Total operating revenue increased from $58.6 million in the first quarter to $104.7 million in the fourth quarter, representing slightly higher block hour rates for the fourth quarter compared to those of the first quarter of 1996, primarily due to the seasonality of the business of the Company's customers. The Company achieved $29.9 million operating income and $13.4 million net income in the fourth quarter of 1996, compared to $15.4 million operating income and $6.2 million net income in the first quarter of 1996.

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

     Operating Expenses. Expenses for flight crew salaries and benefits increased to $25.0 million in 1996 from $14.6 million in 1995, primarily as a result of the increase in the Company's fleet of Boeing 747 aircraft from an average of 7.7 aircraft in 1995 to 14.7 aircraft in 1996, while aircraft block hours increased from 33,265 to 59,445, or 79%, over such period. On a block hour basis, this expense declined to $421 per hour for 1996 from $438 per hour for 1995, or approximately 4%, due to increased staffing and scheduling efficiencies associated with increased operations.

     Other flight-related expenses rose to $27.4 million in 1996 from $12.4 million in 1995, or approximately 120%, primarily due to fleet expansion and higher travel costs associated with operational difficulties related to the aircraft sub-leased from FedEx. On a per block hour basis, other flight-related expenses increased from $372 per block hour in 1995 to $461 per block hour in 1996, or approximately 24%.

     Maintenance expense increased to $84.3 million in 1996 from $42.6 million in 1995, or approximately 98%, due to the increase in average fleet size and certain increased costs associated with introducing the aircraft sub-leased from FedEx into the Company's fleet and higher ongoing maintenance costs. The aircraft sub-leased from FedEx are not covered by the Company's maintenance contracts with KLM and GE described above. On a block hour basis, maintenance expense increased by 11%, primarily due to parts support requirements associated with scheduled and unscheduled maintenance events, and due to the maintenance costs for the aircraft sub-leased from FedEx discussed above.

     Aircraft and engine rentals were $27.3 million in 1996 compared to $22.9 million in 1995, representing an increase of 19%. Lease costs in 1996 for the aircraft sub-leased from FedEx represented $9.7 million of this increase, offset by a $2.4 million decrease in sub-service rentals in 1996 compared to 1995. In addition, the lease costs for one aircraft in 1995 exceeded the lease costs in 1996 by $1.6 million, due to the Company's purchase of the aircraft in the second quarter of 1996. Engine rentals decreased by $1.8 million in 1996 to $1.8 million, due to the purchase of eight spare engines which reduced the Company's need for leased engines.

     Fuel and ground handling costs increased to $10.6 million in 1996 from $5.0 million in 1995, or approximately 110%. This increase was primarily due to an increase in block hours for scheduled service, charters, ferry and other from 1,070 in 1995 to 2,042 in 1996, or approximately 91%. In addition, the airline industry experienced a rise in fuel costs over the period.

     Depreciation and amortization expense increased to $25.5 million in 1996 from $14.8 million in 1995, reflecting the increase in the number of owned aircraft in the Company's fleet. On a per block hour basis, this expense decreased from $445 per block hour in 1995 to $429 per block hour in 1996, or approximately 4%. The proportion of owned aircraft to leased aircraft was relatively the same for 1996 as it was for 1995.

     Other operating expenses increased to $27.5 million in 1996 from $16.4 million in 1995, or approximately 68%. On a block hour basis, other operating expenses decreased from $492 per block hour in 1995 to $462 per block hour in 1996, or approximately 6%, reflecting a lower rate of growth in the Company's overhead as compared to its operational growth.

     Other Income (Expense). Interest income increased to $7.1 million for 1996 from $2.0 million in 1995. This increase was primarily due to the investment of $99.6 million of funds received from the secondary public offering ("SPO") in May 1996, as well as funds retained from the Company's initial public offering ("IPO") in August 1995. Interest expense increased to $35.6 million in 1996 from $18.5 million in 1995, resulting from the increase in financed flight equipment between these periods.

     Income Taxes. Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 36.5% in 1996 and 32.0% in 1995. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a majority of the Company's tax provision in 1996 and 1995 is deferred.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash and cash equivalents of approximately $41.3 million, short-term investments of approximately $111.6 million and working capital of approximately $80.4 million. During 1997, cash and cash equivalents increased approximately $31.5 million, principally reflecting cash provided from operations of $87.7 million, proceeds from equipment financings of $815.8 million and net proceeds from the sale and purchase of short-term investments of $3.2 million, partially offset by the net sale and purchase of investments in flight and other equipment of $364.0 million, principal reductions of indebtedness of $494.1 million, debt issuance costs of $16.6 million and net treasury stock purchases of $0.4 million.

     At December 31, 1996, the Company had cash and cash equivalents of approximately $9.8 million, short-term investments of approximately $114.9 million and working capital of approximately $98.7 million. During 1996, cash and cash equivalents decreased $87.2 million, principally reflecting investments in flight and other equipment of $289.7 million, the net purchase of $114.9 million of short-term investments, debt issuance costs of $6.0 million, principal reductions of indebtedness of $21.6 million and net treasury stock purchases of $0.5 million, partially offset by cash provided from operations of $84.4 million, proceeds from equipment financings of $154.8 million, net common stock issuances of $106.3 million, including the $99.6 million received from the SPO in the second quarter of 1996.

     In May 1996, the Company entered into a $175 million revolving credit facility (the "Aircraft Acquisition Credit Facility") with Goldman Sachs Credit Partners L.P. ("Goldman Sachs"), as Syndication Agent, and Bankers Trust Company ("BTCo"), as Administrative Agent. This revolving loan facility provides for the acquisition and conversion of flight equipment. The Aircraft Acquisition Credit Facility was subsequently amended and restated in conjunction with certain refinancings. The Third Amended and Restated Credit Facility provides for a $250 million revolving credit facility as of September 5, 1997 with a two-year revolving period and a subsequent three-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. At the time of each borrowing, the Company must select either a Base Rate Loan (prime rate, plus 1.5% through May 8, 1998, thereafter plus 2.0%) or a Eurodollar Rate Loan (Eurodollar rate, plus 2.5% through May 8, 1998, thereafter plus 3.0%). The Eurodollar Rate Loan was selected by the Company for substantially all borrowings in 1996 and 1997. The weighted average interest rate on borrowings outstanding under the Aircraft Acquisition Credit Facility was 8.38% at December 31, 1997. Each borrowing is secured by a first priority security interest in the collateral flight equipment of that borrowing. Certain tests must be met before each purchase of aircraft and related drawdown on the facility. To date, the Company has met these tests. If in the future, the Company cannot meet all the tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, the Company believes that other financing sources would be available to the Company or that it would acquire aircraft using its internal cash or seek a waiver of any necessary conditions. As of December 31, 1997, the Company had $85.0 million outstanding under the Aircraft Acquisition Credit Facility. Covenants with respect to the Aircraft Acquisition Credit Facility require specific levels of insurance, as well as contain requirements regarding possession, maintenance, and lease or transfer of the flight equipment. Certain covenants applicable to the Company include, among other restrictions, limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures and leases. The Company was in compliance with all of its covenants at December 31, 1997.

     In March 1997, the Company refinanced one of its aircraft with Nationsbanc Leasing Corporation ("Nationsbanc"). This aircraft was previously financed through the Aircraft Acquisition Credit Facility. As such, this refinancing increased the availability of funds under the Aircraft Acquisition Credit Facility by approximately $25 million. The Nationsbanc financing is a seven year term loan (extendible under certain circumstances to ten years) which provides for a fixed interest rate of 9.16%. The loan is secured by a first priority security interest in this aircraft.

     In April 1997, the Company purchased the fifth and sixth aircraft from Thai Airways. These aircraft were placed into service in the third quarter of 1997 subsequent to undergoing modification to cargo configuration by Boeing. These aircraft were initially financed under the Aircraft Acquisition Credit Facility and were subsequently refinanced as part of the AFL II Term Loan Facility (see below).

     In May 1997, the Company acquired from Citicorp Investor Lease, Inc. ("Citicorp") one 747-200 passenger aircraft for a purchase price of $25 million, including two spare engines. In connection with the purchase of the aircraft from Citicorp, the Company agreed to assume Citicorp's lessor interest in the lease of such aircraft to Philippine Airlines ("PAL") for the remainder of the lease term. This aircraft is financed under the Aircraft Acquisition Credit Facility. See "-- Recent Developments."

     In May 1997, the Company formed a wholly-owned subsidiary, Atlas Freighter Leasing, Inc. ("AFL"), for the purpose of entering into the $185 million AFL Term Loan Facility (the "AFL Term Loan Facility") to refinance six Boeing 747-200 aircraft previously financed through Internationale Nederlanden Aviation Lease B.V. ("ING Bank"). Concurrent with entering into the AFL Term Loan Facility, the proceeds of the AFL Term Loan Facility were used to repay all existing principal and interest due under the ING Bank debt. Interest is based on the Eurodollar rate, plus 2.5% for the first three years and 3.0% thereafter, and is payable quarterly. The interest rate on borrowings outstanding under the AFL Term Loan Facility was 8.38% at December 31, 1997. Quarterly scheduled principal payments of $2.5 million commenced in February 1998 and increase to $5.7 million in August 1998 with a final payment of $50.0 million in May 2004. The AFL Term Loan Facility is secured by a first priority interest in the six subject aircraft and is restrictive with respect to limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates and the conduct of business. AFL was in compliance with all of its covenants as of December 31, 1997.

     In June 1997, the Company entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by GE engines. The 747-400 freighter aircraft are currently scheduled to be delivered as follows: five in 1998, two in 1999 and three in 2000. Due to production problems at Boeing, the Company believes that each of the 1998 delivery positions of the 747-400 aircraft may be delayed up to 60 days. While Boeing will compensate the Company for defined delays in delivery of the 747-400 aircraft, any such delays may adversely impact the Company's ability to initiate service with prospective customers in a timely fashion. The Boeing Purchase Agreement also provides the Company with options to purchase up to 10 additional 747-400 freighter aircraft for delivery from 1999 through 2002. As a result of the Company being the largest purchaser of 747-400 freighter aircraft to date, it was able to negotiate from Boeing and GE a significant discount off the aggregate list price of $1.7 billion for the 10 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. In addition, the Company also obtained certain ancillary products and services at advantageous prices. The Boeing Purchase Agreement requires that the Company pay Pre-Delivery Deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. The Company expects the maximum total amount of Pre-Delivery Deposits at any time outstanding will be approximately $155 million, approximately $105.1 million of which was paid as of December 31, 1997. For the years 1998 and 1999, the Company expects to pay $67.6 million and $42.6 million, respectively, in accordance with the Pre-Delivery Deposits schedule. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the Pre-Delivery Deposits (Deferred Aircraft Obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.00%. As of December 31, 1997, there was $163.2 million of Deferred Aircraft Obligations outstanding and the combined interest rate was 7.97%.

     In August 1997, the Company completed the offering of its unsecured 10 3/4% Senior Notes due 2005 ("Senior Notes"). The proceeds from the offering of the Senior Notes were used to, among other things, repay short-term indebtedness incurred by the Company to make pre-delivery deposits to Boeing for the purchase of 10 new freighter aircraft and for additional pre-delivery deposits as they become due. Interest on the Senior Notes began to accrue from their date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 1998, at the rate of 10 3/4% per annum. The Senior Notes are redeemable, in whole or in part, at the option of the Company, on or after August 1, 2001, at established redemption prices, plus accrued interest to the date of redemption. In addition, at any time on or prior to August 1, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Senior Notes originally issued with the net cash proceeds of one or more public equity offerings, at a redemption price equal to 110.75% of the principal amount thereof plus accrued interest to the date of redemption; provided that at least 65% of the aggregate principal amount of the Senior Notes originally issued remains outstanding immediately after any such redemption. The Senior Notes are general unsecured obligations of the Company which rank pari passu in right of payment to any existing and future unsecured senior indebtedness of the Company. The Senior Notes are effectively subordinated, however, to all secured indebtedness of the Company and to all indebtedness of the Company's subsidiaries. Covenants with respect to the Senior Notes contain certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Company was in compliance with all of its covenants as of December 31, 1997.

     In September 1997, the Company formed another wholly-owned subsidiary, Atlas Freighter Leasing II, Inc. ("AFL II") for the purpose of entering into the $185 million AFL II Term Loan Facility (the "AFL II Term Loan Facility") to refinance four of the aircraft previously financed under the Aircraft Acquisition Credit Facility, plus nine spare engines, in order to provide the Company with greater financial flexibility in anticipation of the financing requirements for the future acquisition of additional freighter aircraft. Interest is based on the Eurodollar rate, plus 2.25%, less a pricing reduction, if any, in effect from time to time, and is payable quarterly. The interest rate on borrowings outstanding under the AFL II Term Loan Facility was 8.13% at December 31, 1997. Quarterly scheduled principal payments of $2.5 million commenced in February 1998 and increase to $5.7 million in August 1998 with a final payment of $50.0 million in May 2004. The AFL II Term Loan Facility is secured by a first priority interest in the four subject aircraft, plus nine spare engines, and is restrictive with respect to limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates and the conduct of business. AFL II was in compliance with all of its covenants as of December 31, 1997.

     In October 1997, Atlas Flightlease, Inc. ("AFI"), a wholly-owned subsidiary of the Company, secured a 2-year LIBOR based financing with Bankers Trust Company for approximately 80% of the purchase price of a 1988 Canadair Challenger passenger aircraft (the "Challenger"). AFI purchased the Challenger from MAC Flightlease, Inc. ("MAC Flightlease"), an entity wholly-owned by the wife of the Company's Chairman, President and CEO (see Note 7 to the Consolidated Financial Statements), in the third quarter of 1997. In December 1997, AFI refinanced the Challenger for approximately 100% of its purchase price with Nationsbanc under a 5-year loan which was guaranteed by the Company. Interest is based on the Eurodollar rate, plus 2.35%, and is payable quarterly with concurrent scheduled payments of principal. The interest rate on borrowings outstanding under the Nationsbanc debt was 8.26% at December 31, 1997. The loan is secured by a first priority security interest in the Challenger. Covenants with respect to this financing require specific levels of insurance, as well as contain requirements regarding use, maintenance, configuration, liens and disposition of the Challenger, among other things. AFI was in compliance with all of its covenants as of December 31, 1997.

     Due to the contractual nature of the Company's business, the Company's management does not consider its operations to be highly working capital-intensive in nature. Because most of the non-ACMI costs normally associated with operations are borne by and directly paid for by the Company's customers, the Company does not incur significant costs in advance of the receipt of corresponding revenues. Moreover, ACMI costs, which are the responsibility of the Company, are generally incurred on a regular, periodic basis ranging from flight hours to months. These costs are largely matched by revenue receipts, as the Company's contracts require regular payments from its customers, based upon current flight activity, generally every two to four weeks. As a result, the Company has not in the past had a requirement for a working capital facility. The Company is exploring the possibility of entering into an unsecured line of credit for general working capital purposes.

     Under the FAA's Directives issued under its Aging Aircraft program, the Company is subject to extensive aircraft examinations and may be required to undertake structural modifications to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Twelve of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives within the next three years at an estimated cost of approximately $6.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the 17 aircraft in service is approximately 12,000 cycles and the average cycles operated per year is approximately 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and nine additional aircraft will require modification prior to 2009. The remaining seven aircraft in service have already undergone such modifications. The two aircraft undergoing modification to freighter configuration will receive the Nacelle Strut Modification as part of the freighter conversion. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial. Upon acquisition of an aircraft, the Company determines whether or not the aircraft is in compliance with Airworthiness Directives and tries to anticipate all future compliance requirements. The necessary work to bring the aircraft into compliance is then scheduled at the time of conversion of the aircraft to freighter configuration, in order to minimize unscheduled maintenance events.

     The Company has initiated a review of its internal information systems for any Year 2000 transition problems through a company-wide effort, assisted by Year 2000 experienced consultants, to address internal Year 2000 system issues, and jointly with industry trade groups, to address issues related to key business partners which are common to other air carriers. The Company has not completed the development of the remediation approach for all affected areas. As a result, the Company cannot estimate what the total cost will be to implement remediation efforts for all critical operational systems. However, due to the Company's relatively young systems, the Company's advanced client server and data base architecture, and the Company's partial reliance on vendor representations regarding Year 2000 compliant third-party systems, the Company is confident that such remediation efforts will not be material. The Company expects to complete the assessment and development stages of this plan by mid-1998, at which time it expects to be able to make a reasonable cost estimate. Implementation of all remediation efforts is scheduled to be completed in early 1999.

     The Company has started an ongoing program to review the status of key supplier Year 2000 compliance efforts. While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business partner compliance to some extent. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without costs that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

     From time to time the Company engages in discussions with third parties regarding possible acquisitions of aircraft that could expand the Company's operations. The Company is in discussions with third parties for the possible acquisition of additional aircraft for delivery in 1998 and beyond.

RECENT DEVELOPMENTS

     In January and February 1998, pursuant to an early lease termination agreement negotiated in November 1997, the Company delivered to Boeing for modification to cargo configuration the aircraft acquired from Marine Midland in December 1996 and the aircraft acquired from Citicorp in May 1997. These aircraft are expected to be re-delivered to the Company in the second quarter and early in the third quarter of 1998, respectively. The financing for the modification to cargo configuration is secured under the Aircraft Acquisition Credit Facility.

     In February 1998, the Company completed an offering of $538.9 million of pass-through certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore will not be included in the Company's consolidated financial statements. The cash proceeds from the transaction were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of five of the 10 new 747-400 freighter aircraft from Boeing scheduled to be delivered to the Company during the period July 1998 through December 1998. In connection therewith, the Company intends to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft. If any funds remain as deposits with the escrow agent for such EETCs at the end of the delivery period, such funds will be distributed back to the certificateholders. Such distribution will include a make-whole premium payable by the Company. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with the fluctuations in interest rates, which are the basis for the pricing of the EETCs which were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which will be amortized over the expected twenty-year life associated with this financing.

     There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the remaining five 747-400 freighter aircraft, or if such financing is available, that it will be available on a commercially reasonable basis. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company.

     The Company is currently negotiating for the possibility of refinancing two aircraft in the amount of approximately $86 million, currently financed under the Aircraft Acquisition Credit Facility. There is no assurance that this refinancing will be consummated.

     The Company believes that cash on hand, the cash flow generated from its operations and the proceeds from the May 1996 SPO and the August 1997 placement of the Senior Notes, coupled with availability under the Aircraft Acquisition Credit Facility and the proceeds of the EETCs, will be sufficient to meet its normal ongoing liquidity needs for 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," effective for financial statements for both interim and annual periods ending after December 15, 1997. The purpose of SFAS No. 128 is to simplify the computation of earnings per share ("EPS") and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. SFAS No. 128 requires the dual presentation of basic earnings per share ("basic EPS"), which replaces primary earnings per share, and diluted earnings per share ("diluted EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed similar to basic EPS except that the weighted-average number of common shares outstanding during the period is adjusted for the incremental shares attributed to outstanding options to purchase common stock.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income includes net income plus other comprehensive income (other revenues, expenses, gains, and losses that under generally accepted accounting principles bypass net income). The Company does not expect other comprehensive income to be material. The effective date for the application of SFAS No. 130 for both interim and annual periods is for fiscal years beginning after December 15, 1997 with earlier application permitted.

FORWARD-LOOKING STATEMENTS

     To the extent that any of the statements contained herein relating to the Company's expectations, assumptions and other Company matters are forward-looking, such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks associated with: worldwide business and economic conditions; product demand and the rate of growth in the air cargo industry; the impact of competitors and competitive aircraft and aircraft financing availability; the ability to attract and retain new and existing customers; normalized aircraft operating costs and reliability; management of growth; the continued productivity of its workforce; dependence on key personnel; and regulatory matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and schedules that constitute Item 8 follow the text of this report. An index to the Consolidated Financial Statements appears in Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

Index to Consolidated Financial Statements..................  F-1
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)...  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

     (A)(2) FINANCIAL STATEMENT SCHEDULES

     None required.

     (A)(3) LIST OF EXHIBITS.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +2.1          -- Plan of Reorganization and Merger Agreement dated as of
                            July 12, 1995 by and between Holdings and the Company.
           +3.2          -- Restated Certificate of Incorporation of the Company.
           +3.3          -- Amended and Restated By-Laws of the Company.
          ++4.1          -- Form of Indenture between the Company and First Fidelity
                            Bank, N.A., as Trustee.
          ++4.2          -- Form of Second Indenture between the Company and First
                            Fidelity Bank, N.A., as Trustee.
          ++4.3          -- Form of Pass Through Trust Agreement between the Company and First Fidelity Bank, N.A., as Trustee (with form of
                            Pass Through Certificate attached as exhibit thereto).
          ++4.4          -- Form of Pass Through Agreement between the Company and
                            First Fidelity Bank, N.A., as Trustee (with form of Pass
                            Through Certificate attached as exhibit thereto).
          +10.14         -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
          +10.15         -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
          +10.16         -- Atlas Air, Inc. Employee Stock Purchase Plan.
          +10.17         -- Atlas Air, Inc. Profit Sharing Plan.
          +10.18         -- Atlas Air, Inc. Retirement Plan.
         ++10.19         -- Employment Agreement between the Company and Michael A.
                            Chowdry.
         ++10.20         -- Employment Agreement between the Company and Richard H.
                            Shuyler.
         ++10.23         -- Employment Agreement between the Company and James T.
                            Matheny.
          +10.26         -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
          +10.30         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYS.
          +10.31         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYL.
          *10.36         -- Aircraft Purchase Agreement, dated as of January 19, 1996 between Langdon Asset Management, Inc. and the Company.
        ***10.52         -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendlerman.
        ***10.53         -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
        ***10.54         -- Second Amended and Restated Credit Agreement among the
                            Company and the Lenders listed therein, Goldman Sachs
                            Credit Partners L.P. (as syndication agent) and Bankers
                            Trust Company (as Administrative Agent) dated February
                            28, 1997.
   ***/****10.55         -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
         **10.56         -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.58         -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
         **10.59         -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
         **10.60         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
         **10.61         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
         **10.62         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
         **10.63         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
         **10.64         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
         **10.65         -- Lease Agreement between Atlas Freighter Leasing Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
         **10.66         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.
         **10.67         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent relating to B747-200 aircraft U.S.
                            Registration No. N507MC.
         **10.68         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
         **10.69         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.
         **10.70         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
         **10.71         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
         **10.72         -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
         **10.73         -- Purchase Agreement, dated August 8, 1997, between the
                            Company and BT Securities Corporation relating to the
                            10 3/4% Senior Notes.
         **10.74         -- Registration Rights Agreement, dated August 13, 1997,
                            between the Company and BT Securities Corporation
                            relating to the 10 3/4% Senior Notes.
         **10.75         -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.76         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
         **10.77         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
         **10.78         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
         **10.79         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
         **10.80         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.
         **10.81         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
         **10.82         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.
         **10.84         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
         **10.85         -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997.
    **/****10.86         -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
         **10.87         -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
           10.88         -- Placement Agreement, dated January 26, 1998, among the
                            Company, Morgan Stanley & Co. Incorporated, BT Alex.
                            Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.
           10.89         -- Registration Rights Agreement, dated February 9, 1998,
                            among the Company, Morgan Stanley & Co. Incorporated, BT
                            Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.
           10.90         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.91         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
           10.92         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.
           10.93         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
           10.94         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
           10.95         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
           10.96         -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
           10.97         -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
           10.98         -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
           10.99         -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
           10.100        -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
           10.101        -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
           10.102        -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
           10.103        -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.104        -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           10.105        -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           10.106        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
           10.107        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.
           10.108        -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
           10.109        -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
           10.110        -- Employment Agreement dated as of February 16, 1998
                            between the Company and Stephen C. Nevin.
           21.1          -- Subsidiaries of the Registrant.
           27            -- Financial Data Schedule.

---------------

+ Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 33-90304).

++ Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 33-97892).

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-2810).

** Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-4 (No. 333-36305).

*** Incorporated by reference to the exhibits to the Company's Annual Report for 1996 on Form 10-K.

**** Portions of this document, for which the Company has been granted confidential treatment, have been redacted and filed separately with the Securities and Exchange Commission.

     (B) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                                            ATLAS AIR, INC.

                                            By:    /s/ STEPHEN C. NEVIN
                                              ----------------------------------
                                                       Stephen C. Nevin
                                                   Vice President-Finance,
                                                   Chief Financial Officer
                                                 Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

               /s/ MICHAEL A. CHOWDRY                    Chairman of the Board of              March 27, 1998
-----------------------------------------------------      Directors, Chief Executive
                 Michael A. Chowdry                        Officer and President

               /s/ RICHARD H. SHUYLER                    Executive Vice President --           March 27, 1998
-----------------------------------------------------      Strategic Planning, Treasurer
                 Richard H. Shuyler                        and Director

                  /s/ BERL BERNHARD                      Director                              March 27, 1998
-----------------------------------------------------
                    Berl Bernhard

              /s/ LAWRENCE W. CLARKSON                   Director                              March 27, 1998
-----------------------------------------------------
                Lawrence W. Clarkson

               /s/ DAVID T. MCLAUGHLIN                   Director                              March 27, 1998
-----------------------------------------------------
                 David T. McLaughlin

                   /s/ BRIAN ROWE                        Director                              March 27, 1998
-----------------------------------------------------
                     Brian Rowe

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1997 and
  December 31, 1996.........................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1996 and 1995......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlas Air, Inc.:

     We have audited the accompanying consolidated balance sheets of Atlas Air, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado
February 13, 1998.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1997         1996
                                                              ----------    --------
Current assets:
  Cash and cash equivalents.................................  $   41,334    $  9,793
  Short-term investments....................................     111,635     114,870
  Accounts receivable and other, net........................      55,702      49,603
                                                              ----------    --------
          Total current assets..............................     208,671     174,266
Property and equipment:
  Flight equipment..........................................   1,154,562     638,630
  Other.....................................................       7,607       3,933
                                                              ----------    --------
                                                               1,162,169     642,563
  Less accumulated depreciation.............................     (98,959)    (58,293)
          Net property and equipment........................   1,063,210     584,270
Other assets:
  Debt issuance costs, net of accumulated amortization......      21,705      12,382
  Deposits..................................................       3,829       2,789
                                                              ----------    --------
                                                                  25,534      15,171
                                                              ----------    --------
          Total assets......................................  $1,297,415    $773,707
                                                              ==========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   40,049    $ 21,561
  Accounts payable and accrued expenses.....................      88,105      47,763
  Income tax payable........................................         154       6,267
                                                              ----------    --------
          Total current liabilities.........................     128,308      75,591
Long-term debt, net of current portion......................     736,026     462,868
Deferred aircraft obligations...............................     163,167          --
Deferred income tax payable.................................      31,085      19,463
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value; 10,000,000 shares
     authorized; no shares issued...........................          --          --
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 22,450,229 shares issued...................         225         225
  Additional paid-in capital................................     176,253     176,253
  Retained earnings.........................................      62,803      39,543
  Treasury Stock, at cost; 19,073 and 5,850 shares,
     respectively...........................................        (452)       (236)
                                                              ----------    --------
          Total stockholders' equity........................     238,829     215,785
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,297,415    $773,707
                                                              ==========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Revenues:
  Contract services........................................  $383,824    $296,289    $166,070
  Scheduled services.......................................     7,171       6,005       1,335
  Charters and other.......................................    10,046      13,365       3,862
                                                             --------    --------    --------
          Total operating revenues.........................   401,041     315,659     171,267
Operating expenses:
  Flight crew salaries and benefits........................    30,153      25,020      14,584
  Other flight-related expenses............................    28,784      27,404      12,361
  Maintenance..............................................   123,820      84,305      42,574
  Aircraft and engine rentals..............................    31,644      27,341      22,902
  Fuel and ground handling.................................    10,816      10,554       5,027
  Depreciation and amortization............................    42,945      25,515      14,793
  Other....................................................    49,777      27,457      16,352
  Write-off of capital investment and other................    27,100          --          --
                                                             --------    --------    --------
          Total operating expenses.........................   345,039     227,596     128,593
Operating income...........................................    56,002      88,063      42,674
Other income (expense):
  Interest income..........................................     7,365       7,102       2,025
  Interest expense.........................................   (52,834)    (35,577)    (18,460)
                                                             --------    --------    --------
                                                              (45,469)    (28,475)    (16,435)
                                                             --------    --------    --------
Income before income taxes.................................    10,533      59,588      26,239
Provision for income taxes.................................    (3,844)    (21,750)     (8,408)
                                                             --------    --------    --------
Income before extraordinary item...........................     6,689      37,838      17,831
Extraordinary item:
  Gain from extinguishment of debt, net of applicable taxes
     of $9,622.............................................    16,740          --          --
                                                             --------    --------    --------
          Net income.......................................  $ 23,429    $ 37,838    $ 17,831
                                                             ========    ========    ========
Basic earnings per share:
  Income before extraordinary item.........................  $    .30    $   1.76    $   1.06
  Extraordinary item.......................................       .74          --          --
                                                             --------    --------    --------
  Net income...............................................  $   1.04    $   1.76    $   1.06
                                                             ========    ========    ========
  Weighted average common shares...........................    22,450      21,503      16,783
                                                             ========    ========    ========
Diluted earnings per share:
  Income before extraordinary item.........................  $    .30    $   1.75    $   1.06
  Extraordinary item.......................................       .74          --          --
                                                             --------    --------    --------
  Net income...............................................  $   1.04    $   1.75    $   1.06
                                                             ========    ========    ========
  Weighted average common shares...........................    22,536      21,682      16,852
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                            TOTAL
                                                   COMMON STOCK     ADDITIONAL   RETAINED               STOCKHOLDERS'
                                                  ---------------    PAID-IN     EARNINGS    TREASURY      EQUITY
                                                  SHARES   AMOUNT    CAPITAL     (DEFICIT)    STOCK       (DEFICIT)
                                                  ------   ------   ----------   ---------   --------   -------------
Balance, December 31, 1994......................  15,000    $150     $     --    $(15,903)   $    --      $(15,753)
  Issuance of Common Stock......................   4,600      46       66,591          --         --        66,637
  Net income....................................      --      --           --      17,831         --        17,831
                                                  ------    ----     --------    --------    -------      --------
Balance, December 31, 1995......................  19,600     196       66,591       1,928         --        68,715
  Issuance of Common Stock......................   2,300      23       99,625          --         --        99,648
  Exercise of stock options, including income
     tax benefits of $3,412.....................     550       6       10,037          --         --        10,043
  Purchase of Treasury Stock....................      --      --           --          --       (933)         (933)
  Issuance of Treasury Stock....................      --      --           --        (223)       697           474
  Net income....................................      --      --           --      37,838         --        37,838
                                                  ------    ----     --------    --------    -------      --------
Balance, December 31, 1996......................  22,450     225      176,253      39,543       (236)      215,785
  Purchase of Treasury Stock....................      --      --           --          --     (1,051)       (1,051)
  Issuance of Treasury Stock....................      --      --           --        (169)       835           666
  Net income....................................      --      --           --      23,429         --        23,429
                                                  ------    ----     --------    --------    -------      --------
Balance, December 31, 1997......................  22,450    $225     $176,253    $ 62,803    $  (452)     $238,829
                                                  ======    ====     ========    ========    =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1997         1996        1995
                                                           -----------   ---------   ---------
OPERATING ACTIVITIES:
Net income...............................................  $    23,429   $  37,838   $  17,831
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................       44,506      25,156      14,793
  Amortization of debt issuance costs....................        3,620       2,278         546
  Net gain on disposition of property and equipment......       (1,029)         --          --
  Write-off of capital investment and other..............       27,100          --          --
  Interest financed......................................           --          --       1,258
  Change in deferred income tax payable..................       11,622      14,731       8,144
  Extraordinary gain.....................................      (26,363)         --          --
  Changes in operating assets and liabilities:
     Accounts receivable and other.......................      (16,052)    (31,009)    (10,751)
     Deposits............................................       (1,040)        592       5,716
     Accounts payable and accrued expenses...............       27,992      28,824       5,770
     Income tax payable..................................       (6,113)      6,003         264
                                                           -----------   ---------   ---------
          Net cash provided by operating activities......       87,672      84,413      43,571
INVESTMENT ACTIVITIES:
Purchase of property and equipment.......................     (367,787)   (289,675)   (190,807)
Proceeds from sale of property and equipment.............        3,750          --          --
Purchase of short-term investments.......................   (2,505,530)   (246,387)         --
Maturity of short-term investments.......................    2,508,765     131,517          --
Advances of notes receivable.............................           --          --        (550)
                                                           -----------   ---------   ---------
          Net cash used in investing activities..........     (360,802)   (404,545)   (191,357)
FINANCING ACTIVITIES:
Issuance of Common Stock.................................           --     106,279      66,637
Purchase of Treasury Stock...............................       (1,051)       (933)         --
Issuance of Treasury Stock...............................          666         474          --
Borrowings on notes payable..............................      815,767     154,808     181,680
Principal payments on notes payable......................     (494,121)    (21,640)     (7,792)
Debt issuance costs......................................      (16,590)     (6,053)     (4,573)
Advances from affiliate, net.............................           --          --      (1,700)
                                                           -----------   ---------   ---------
          Net cash provided by financing activities .....      304,671     232,935     234,252
                                                           -----------   ---------   ---------
          Net increase (decrease) in cash................       31,541     (87,197)     86,466
Cash and cash equivalents at beginning of period.........        9,793      96,990      10,524
                                                           -----------   ---------   ---------
Cash and cash equivalents at end of period...............  $    41,334   $   9,793   $  96,990
                                                           ===========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Atlas Air, Inc. (the "Company") provides airport to airport cargo services throughout the world to major international airlines pursuant to contractual arrangements with its customers in which the Company provides the aircraft, crew, maintenance and insurance ("ACMI"), referred to as "contract services." The Company also provides charter services and scheduled services on an ad hoc basis. The principal markets served by the Company are Asia and the Pacific Rim from the United States and Europe, and between South America and the United States.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

  Property and Equipment

     Owned aircraft are stated at cost. Expenditures for major additions, improvements, flight equipment modifications and certain overhaul and maintenance costs are capitalized. A significant portion of scheduled and unscheduled maintenance is contracted with two maintenance providers under long-term agreements pursuant to which monthly reserve payments are made to the providers based on flight-hours and such amounts are charged to expense currently. Other maintenance and repairs are charged to expense as incurred, except for significant engine overhaul maintenance which is capitalized and charged to expense on a flight-hour basis and D checks which are capitalized and amortized over the corresponding life. Owned aircraft are depreciated over their estimated useful lives of 20 years, using the straight-line method and estimated salvage values of 10% of cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts and any gain or loss is reflected in the results of operations. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management evaluates the recorded asset balances, net of accumulated depreciation, for impairment based on the undiscounted cash flows associated with the asset. Management believes that there have been no events or changes in circumstances which would require review of such recoverability.

  Capitalized Interest

     Interest attributable to funds used to finance the acquisition and modification of aircraft is capitalized as an additional cost of the related aircraft. Interest is capitalized at the Company's weighted average interest rate on long-term debt, or where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the aircraft is placed in service. Capitalized interest was $16,115,000, $5,347,000, and $3,573,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  Deferred Costs

     Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. In May 1997, $3,647,000 of unamortized deferred loan costs was charged against the extraordinary gain recognized upon early extinguishment of certain debt (see Note 3). Amortization of debt issuance costs was $3,620,000, $2,278,000 and $546,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

 Cash Equivalents

     All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents, except certain investments in debt securities which are classified as short-term investments.

  Short-Term Investments

     All investments in debt securities, other than money market funds, with a current maturity of less than one year, are considered to be short-term investments (see Note 2).

  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the dual presentation of basic earnings per share ("basic EPS"), which replaces primary earnings per share, and diluted earnings per share ("diluted EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed similar to basic EPS except that the weighted-average number of common shares outstanding during the period is adjusted for the incremental shares attributed to outstanding options to purchase common stock. Options to acquire 405,000, 399,000 and 294,720 shares in 1997, 1996 and 1995, respectively, were not included in the computation of diluted EPS because the option price was greater than the average market price of the Company's common stock.

  Income Taxes

     The Company provides for income taxes using the asset and liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period that includes the enactment date.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, certificates of deposit, short-term investments, short-term trade receivables and payables, long-term debt and deferred aircraft obligations. The carrying values of cash, certificates of deposit, and short-term trade receivables and payables approximate fair value. The fair value of long-term debt is estimated based on current rates available for similar debt with similar maturities and security (see Note 3). The fair value of deferred aircraft obligations is based upon the fair value of the purchase contracts associated with the obligations.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  Hedges

     The Company may from time to time enter into swaps to reduce exposure to interest rate fluctuations in connection with certain debt. The cash flows of the swaps mirror those of the underlying exposures. The premiums on the swaps, as measured at inception, are amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these swaps are deferred and recognized in income over the remaining life of the underlying exposure.

  Significant Customers and Concentration of Credit Risk

     For the year ended December 31, 1997, China Airlines Ltd. ("China Airlines"), Fast Air Carrier, S.A. ("Fast Air") and Lufthansa Cargo AG ("Lufthansa") accounted for approximately 34%, 11% and 8%, of the Company's total revenues, respectively. For the year ended December 31, 1996, China Airlines, KLM Royal Dutch Airlines ("KLM") and Lufthansa accounted for approximately 34%, 12% and 11%, of the Company's total revenues, respectively. For the year ended December 31, 1995, China Airlines, KLM and Varig Brazilian Airlines ("Varig") accounted for approximately 60%, 19% and 11% of the Company's total revenue, respectively. Accounts receivable from these principal customers were $18,963,000 and $18,344,000 in the aggregate at December 31, 1997 and 1996, respectively. The Company is in dispute with one of its customers with respect to the validity of certain charges for materials and labor that the customer has invoiced to the Company, and with respect to certain ACMI billings.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

  Supplemental Cash Flow Information

     The aggregate interest payments made by the Company, net of amounts capitalized, were $55,097,000, $30,744,000 and $15,563,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. Prior to December 1995, the required monthly payment under the ING Bank loan agreement was less than the accrued interest, thus causing $1,258,000 of accrued interest in 1995 to be financed by the lender as an increase in the principal balance (see Note 3).

     The Company made federal and state income tax payments of approximately $7,959,000, $750,000 and $399,000 in the years ended December 31, 1997, 1996 and
1995, respectively.

  Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income includes net income plus other comprehensive income (other revenues, expenses, gains, and losses that under generally accepted accounting principles bypass net income). The Company does not expect other comprehensive income to be material. The effective date for the application of SFAS No. 130 for both interim and annual periods is for fiscal years beginning after December 15, 1997 with earlier application permitted.

2. SHORT-TERM INVESTMENTS

     Proceeds from the secondary public offering of the Company's common stock ("SPO") in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt

                        ATLAS AIR, INC. AND SUBSIDIARIES
securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of December 31, 1997 (in thousands):

                                 AGGREGATE    GROSS UNREALIZED   GROSS UNREALIZED   (AMORTIZATION)
         SECURITY TYPE           FAIR VALUE    HOLDING GAINS      HOLDING LOSSES      ACCRETION
         -------------           ----------   ----------------   ----------------   --------------
Commercial Paper...............   $ 56,466          $ --               $  7             $(406)
U.S. Government Agencies.......     16,061             2                  1              (138)
Corporate Notes................      4,995            --                 --                (3)
Market Auction Preferreds......     23,800            --                 --                --
Adjustable Rate Mortgages......     10,000            --                 --                --
                                  --------          ----               ----             -----
          Totals...............   $111,322          $  2               $  8             $(547)
                                  ========          ====               ====             =====

In addition, accrued interest on short-term investments at December 31, 1997 was approximately $307,000. Interest earned on these investments and maturities of these investments are reinvested in similar securities.

3. LONG-TERM DEBT

     Long-term debt and current maturities are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
ING Bank Debt...............................................  $     --    $225,112
Lufthansa Debt..............................................        --       9,556
Equipment Notes.............................................   100,000     100,000
Finova Debt.................................................    30,048      32,503
Aircraft Acquisition Credit Facility........................    85,000     113,469
Nationsbanc.................................................    23,056          --
AFL Term Loan Facility......................................   185,000          --
AFL II Term Loan Facility...................................   185,000          --
Senior Notes................................................   150,000          --
Nationsbanc -- AFI Debt.....................................    14,984          --
Other.......................................................     2,987       3,789
                                                              --------    --------
                                                               776,075     484,429
Current maturities..........................................   (40,049)    (21,561)
                                                              --------    --------
Long-term debt, net.........................................  $736,026    $462,868
                                                              ========    ========

  ING Bank Debt

     In December 1994, the Company renegotiated its loan agreement with ING Bank. Pursuant to the new loan agreement, ING Bank agreed to provide up to $231 million of financing to the Company for the purpose of refinancing its existing loan, financing additional aircraft and the associated costs of converting those aircraft to freighter configuration, among other things. Subsequently, ING Bank increased the size of its commitment under the new loan agreement to $232.9 million.

     For all but $30,000,000 of the total indebtedness to ING Bank (which amount was financed at a fixed interest rate of 11.53% through September 1995, at which time the interest rate was converted to one-month LIBOR ("London Interbank Offered Rate") plus 2.65%), the loan agreement accrued interest at one-month LIBOR plus 2.65%. Certain debt covenants under the ING Bank debt precluded one of the Company's

                        ATLAS AIR, INC. AND SUBSIDIARIES
subsidiaries from declaring dividends, redeeming its own stock for value, or returning any capital to its stockholders.

     In May 1997, the Company used proceeds from the AFL Term Loan Facility (see below) and approximately $7.6 million in cash to extinguish its ING Bank debt. The Company recognized an extraordinary gain of $16.7 million (net of taxes of $9.6 million) as a result of such extinguishment.

  Lufthansa Debt

     In the first quarter of 1995, the Company purchased two aircraft in passenger configuration from Lufthansa, which financed approximately $12.5 million of the purchase price of each aircraft, for which the Company accrued interest at an annual rate of 8.8%. In May 1997, the Company paid $6.3 million to satisfy the remaining Lufthansa debt balance in conjunction with the refinancing of these aircraft under the AFL Term Loan Facility (see below).

  Equipment Notes

     In November 1995, the Company sold $100 million of 12 1/4% Pass Through Certificates. Each 12 1/4% Pass Through Certificate due 2002 (each a "Certificate") represents a fractional undivided interest in the Atlas Air Pass Through Trust (the "Trust") formed pursuant to a pass through trust agreement between the Company and First Fidelity Bank, N.A., as trustee under the Trust. The property of the Trust consists of 12 1/4% Senior Secured Notes due 2002 (the "Equipment Notes") issued by the Company to finance, together with funds from the Company, the acquisition and conversion cost of three Boeing 747 aircraft (the "Collateral Aircraft") that were acquired by the Company in the fourth quarter of 1995 and converted to freighter configuration in the first quarter of 1996. The Company issued the related Equipment Notes during the fourth quarter of 1995 and the first quarter of 1996 at or prior to the time pre-delivery deposits and final purchase price payments were required to be made with respect to the Collateral Aircraft.

     Interest on the Equipment Notes is passed through to the Certificateholders on June 1 and December 1 of each year, at a rate per annum of 12 1/4%. The Equipment Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 1998 at redemption prices ranging from 108% in 1998 to 100% in 2001 and thereafter, together with accrued and unpaid interest, if any, to the date of redemption. The Company is required to provide for the retirement of one-third of the aggregate principal amount of the Equipment Notes on December 1 in each of 2000 and 2001 through the operation of a sinking fund at a redemption price of 100% of the principal amount thereof, together with accrued interest thereon to the redemption date.

     Covenants with respect to the Collateral Aircraft require specific levels of insurance, as well as contain requirements regarding possession, maintenance, lease or transfer of the aircraft. Certain covenants applicable to the Company include, among other restrictions, limitations on indebtedness, restricted payments and restriction on certain asset sales. The Company was in compliance with all of its covenants as of December 31, 1997.

  Finova Debt

     The Company obtained financing from Finova Capital Corporation for approximately 80% of the total acquisition and conversion cost of the first of six aircraft purchased from Thai Airways International Public Company Limited (the "Thai Aircraft") (see below), or $32.8 million. The loan accrues interest at 10.13% and matures on October 1, 2003. The loan is secured by a first priority security interest in the first Thai Aircraft.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  Aircraft Acquisition Credit Facility

     In May 1996, the Company entered into a $175 million revolving credit facility (the "Aircraft Acquisition Credit Facility") with Goldman Sachs Credit Partners L.P. ("Goldman Sachs"), as Syndication Agent, and Bankers Trust Company ("BTCo"), as Administrative Agent. This revolving loan facility provides for the acquisition and conversion of flight equipment. The Aircraft Acquisition Credit Facility was subsequently amended and restated in conjunction with certain refinancings. The Third Amended and Restated Credit Facility provides for a $250 million revolving credit facility as of September 5, 1997 with a two-year revolving period and a subsequent three-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. At the time of each borrowing, the Company must select either a Base Rate Loan (prime rate, plus 1.5% through May 8, 1998, thereafter plus 2.0%) or a Eurodollar Rate Loan (Eurodollar rate, plus 2.5% through May 8, 1998, thereafter plus 3.0%). The Eurodollar Rate Loan was selected by the Company for substantially all borrowings in 1996 and 1997. The weighted average interest rate on borrowings outstanding under the Aircraft Acquisition Credit Facility was 8.38% at December 31, 1997. Each borrowing is secured by a first priority security interest in the collateral flight equipment of that borrowing. Certain tests must be met before each purchase of aircraft and related drawdown on the facility. To date, the Company has met these tests. If in the future, the Company cannot meet all the tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, the Company believes that other financing sources would be available to the Company or that it would acquire aircraft using its internal cash or seek a waiver of any necessary conditions. As of December 31, 1997, the Company had $85.0 million outstanding under the Aircraft Acquisition Credit Facility.

     Covenants with respect to the Aircraft Acquisition Credit Facility require specific levels of insurance, as well as contain requirements regarding possession, maintenance, and lease or transfer of the flight equipment. Certain covenants applicable to the Company include, among other restrictions, limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures and leases. The Company was in compliance with all of its covenants at December 31, 1997.

  Nationsbanc

     In March 1997, the Company refinanced one of its aircraft with Nationsbanc Leasing Corporation ("Nationsbanc"). This aircraft was previously financed through the Aircraft Acquisition Credit Facility. As such, this refinancing increased the availability of funds under the Aircraft Acquisition Credit Facility by approximately $25 million. The Nationsbanc financing is a seven year term loan (extendible under certain circumstances to ten years) which provides for a fixed interest rate of 9.16%. The loan is secured by a first priority security interest in this aircraft.

  AFL Term Loan Facility

     In May 1997, the Company formed a wholly-owned subsidiary, Atlas Freighter Leasing, Inc. ("AFL"), for the purpose of entering into the $185 million AFL Term Loan Facility (the "AFL Term Loan Facility") to refinance six Boeing 747-200 aircraft previously financed through the ING Bank debt (see above). Concurrent with entering into the AFL Term Loan Facility, the proceeds of the AFL Term Loan Facility were used to repay all existing principal and interest due under the ING Bank debt. Interest is based on the Eurodollar rate, plus 2.5% for the first three years and 3.0% thereafter, and is payable quarterly. The interest rate on borrowings outstanding under the AFL Term Loan Facility was 8.38% at December 31, 1997. Quarterly scheduled principal payments of $2.5 million commenced in February 1998 and increase to $5.7 million in August 1998 with a final payment of $50.0 million in May 2004. The AFL Term Loan Facility is secured by a first priority interest in the six subject aircraft and is restrictive with respect to limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures,

                        ATLAS AIR, INC. AND SUBSIDIARIES
amendments of material agreements, leases, transactions with shareholders and affiliates and the conduct of business. The Company was in compliance with all of its covenants as of December 31, 1997.

  AFL II Term Loan Facility

     In September 1997, the Company formed another wholly-owned subsidiary, Atlas Freighter Leasing II, Inc. ("AFL II") for the purpose of entering into the $185 million AFL II Term Loan Facility (the "AFL II Term Loan Facility") to refinance four of the aircraft previously financed under the Aircraft Acquisition Credit Facility, plus nine spare engines, in order to provide the Company with greater financial flexibility in anticipation of the financing requirements for the future acquisition of additional aircraft. Interest is based on the Eurodollar rate, plus 2.25%, less a pricing reduction, if any, in effect from time to time and is payable quarterly. The interest rate on borrowings outstanding under the AFL II Term Loan Facility was 8.13% at December 31, 1997. Quarterly scheduled principal payments of $2.5 million commenced in February 1998 and increase to $5.7 million in August 1998 with a final payment of $50.0 million in May 2004. The AFL II Term Loan Facility is secured by a first priority interest in the four subject aircraft, plus nine spare engines, and is restrictive with respect to limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates and the conduct of business. The Company was in compliance with all of its covenants as of December 31, 1997.

  Senior Notes

     In August 1997, the Company completed the offering of its unsecured 10 3/4% Senior Notes due 2005 ("Senior Notes"). The proceeds from the offering of the Senior Notes were used to, among other things, repay short-term indebtedness incurred by the Company to make pre-delivery deposits to The Boeing Company ("Boeing") for the purchase of 10 new freighter aircraft (see Note 6) and for additional pre-delivery deposits as they become due.

     Interest on the Senior Notes began to accrue from their date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year, at the rate of 10 3/4% per annum. The Senior Notes are redeemable, in whole or in part, at the option of the Company, on or after August 1, 2001, at 105.375%, 102.688% and 100.000% for the years 2001, 2002 and 2003 and thereafter, respectively, plus accrued interest to the date of redemption. In addition, at any time on or prior to August 1, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Senior Notes originally issued with the net cash proceeds of one or more public equity offerings, at a redemption price equal to 110.75% of the principal amount thereof plus accrued interest to the date of redemption; provided that at least 65% of the aggregate principal amount of the Senior Notes originally issued remains outstanding immediately after any such redemption.

     The Senior Notes are general unsecured obligations of the Company which rank pari passu in right of payment to any existing and future unsecured senior indebtedness of the Company. The Senior Notes are effectively subordinated, however, to all secured indebtedness of the Company and to all indebtedness of the Company's subsidiaries.

     Covenants with respect to the Senior Notes contain certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Company was in compliance with all of its covenants as of December 31, 1997.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  Nationsbanc - AFI Debt

     In October 1997, Atlas Flightlease, Inc. ("AFI"), a wholly-owned subsidiary of the Company, secured a 2-year LIBOR based financing with Bankers Trust Company for approximately 80% of the purchase price of a 1988 Canadair Challenger passenger aircraft (the "Challenger"). AFI purchased the Challenger from MAC Flightlease, Inc. ("MAC Flightlease"), an entity wholly-owned by the wife of the Company's Chairman, President and CEO (see Note 7), in the third quarter of 1997. In December 1997, AFI refinanced the Challenger for approximately 100% of its purchase price with Nationsbanc under a 5-year loan which was guaranteed by the Company. Interest is based on the Eurodollar rate, plus 2.35%, and is payable quarterly with concurrent scheduled payments of principal. The interest rate on borrowings outstanding under the Nationsbanc debt was 8.26% at December 31, 1997. The loan is secured by a first priority security interest in the Challenger. Covenants with respect to this financing require specific levels of insurance, as well as contain requirements regarding use, maintenance, configuration, liens and disposition of the Challenger, among other things. AFI was in compliance with all of its covenants as of December 31, 1997.

  Hedges

     In September 1997, the Company entered into an interest rate swap with BTCo for the purpose of hedging its floating rate debt. The notional amount of the interest rate swap is $210 million, decreasing over a term of eight years. The Company pays a fixed interest rate of 5.72%, increasing .25% annually, and receives a floating interest rate based on 3-month LIBOR, whereby the net interest settles quarterly. The 3-month LIBOR rate for the quarterly interest period which included December 31, 1997 was 5.88%.

  Fair Value of Long-Term Debt

     Based on current rates available for similar debt with similar maturities and security, the fair values of the debt in the above table at December 31, 1997, are estimated to be their carrying values. The Equipment Notes and the Senior Notes are publicly traded. Based on published trading prices at December 31, 1997, the fair values of the Equipment Notes and the Senior Notes are estimated to be $111.3 million and $105.6 million, respectively.

  Five Year Debt Maturities

     At December 31, 1997 principal repayments on long-term debt for the next five years were as follows (in thousands):

                            1998      1999       2000       2001       2002     THEREAFTER
                           -------   -------   --------   --------   --------   ----------
Equipment Notes..........  $    --   $    --   $ 33,333   $ 33,333   $ 33,334    $     --
Finova Debt..............    2,709     3,001      3,317      3,672      4,084      13,263
Aircraft Acquisition
  Credit Facility........       --     7,083     28,334     28,333     21,250          --
Nationsbanc..............    2,865     3,139      3,439      3,768      4,128       5,718
AFL Term Loan Facility...   16,350    22,600     22,600     22,600     22,600      78,250
AFL II Term Loan
  Facility...............   16,350    22,600     22,600     22,600     22,600      78,250
Senior Notes.............       --        --         --         --         --     150,000
Nationsbanc - AFI Debt...      719       789      1,396      1,516      1,643       8,921
Other....................    1,056       553        452        488        181         258
                           -------   -------   --------   --------   --------    --------
                           $40,049   $59,765   $115,471   $116,310   $109,820    $334,660
                           =======   =======   ========   ========   ========    ========

                        ATLAS AIR, INC. AND SUBSIDIARIES

4. DEFERRED AIRCRAFT OBLIGATIONS

     In June 1997, the Company entered into an agreement with Boeing to purchase 10 new 747-400 freighter aircraft (the "Boeing Purchase Agreement") (see Note
6). The Boeing Purchase Agreement requires the Company to pay "Pre-Delivery Deposits" in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the Pre-Delivery Deposits (Deferred Aircraft Obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.00%. As of December 31, 1997, there was $163.2 million of Deferred Aircraft Obligations outstanding and the combined interest rate was 7.97%. The Company will settle its Deferred Aircraft Obligations upon delivery of each of the 10 aircraft, which are scheduled for delivery as follows: five in 1998, two in 1999 and three in 2000. Financing for the first five aircraft has been secured through the EETCs (see Note 16). In addition, the Company may arrange for tax-oriented long-term leases on some or all of these aircraft.

5. INCOME TAXES

     The Company had net operating loss carryforwards of approximately $122,692,000 as of December 31, 1997 which expire between 2008 and 2017. The Company has generated approximately $8,665,000 of alternative minimum tax credit carryforwards which are available in subsequent years to reduce its regular tax liability subject to statutory limitations. All tax years of the Company that are statutorily open are subject to examination by the Internal Revenue Service ("IRS"), as well as state and local tax authorities. Currently, the fiscal year ended March 31, 1994, the short year ended December 31, 1994 and the calendar year ended December 31, 1995 are under examination by the IRS. The Company believes that it has adequately provided for all income tax liabilities and that final resolution of any IRS examination will not have a material effect on its financial position or results of operations.

     The provision for income taxes consisted of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Current:
  Federal.............................................  $ 1,704    $ 6,625    $   251
  State and local.....................................      140        394         13
Deferred:
  Federal.............................................   11,622     14,731      8,144
  State and local.....................................       --         --         --
                                                        -------    -------    -------
     Provision for income taxes.......................  $13,466    $21,750    $ 8,408
                                                        =======    =======    =======

     The provisions for income taxes were at rates different from the U.S. federal statutory rate for the following reasons:

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1997         1996         1995
                                                          ------       ------       ------
Statutory federal income tax provision rate.............   35.00%       35.00%       35.00%
State and local income taxes, net of federal tax
  benefit...............................................    1.04          .66           --
Nondeductible items.....................................    2.36         2.04         1.44
Reversal of prior year valuation allowance..............      --           --        (4.83)
Benefit of net operating loss...........................   (1.90)       (1.20)          --
Other...................................................      --           --          .43
                                                          ------       ------       ------
  Effective tax provision rate..........................   36.50%       36.50%       32.04%
                                                          ======       ======       ======

                        ATLAS AIR, INC. AND SUBSIDIARIES

     Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The net deferred income tax liability components are as follows (in thousands):

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........  $96,147    $57,127
  Other.....................................................    1,372      1,564
                                                              -------    -------
          Total deferred tax liabilities....................   97,519     58,691
Deferred tax assets:
  Tax benefit of net operating loss carryforwards...........   44,218     20,804
  Tax benefit of alternative minimum tax credits............    8,665      7,020
  Other.....................................................   13,551     11,404
                                                              -------    -------
          Total deferred tax assets.........................   66,434     39,228
                                                              -------    -------
          Net deferred tax liability........................  $31,085    $19,463
                                                              =======    =======

6. COMMITMENTS AND CONTINGENCIES

  Aircraft

     Minimum annual rental commitments under noncancelable aircraft operating leases for years ending December 31, are approximately (in thousands):

1998 (one Boeing 747-200 aircraft)..........................  $ 4,500
1999 (one Boeing 747-200 aircraft)..........................    4,500
2000 (one Boeing 747-200 aircraft)..........................    4,500
2001 (one Boeing 747-200 aircraft)..........................    4,500
2002 (one Boeing 747-200 aircraft)..........................    4,500
Thereafter (one Boeing 747-200 aircraft)....................   32,625

     The above commitments do not include the potential lease financing (if any) of Boeing 747-400 freighter aircraft scheduled for delivery during 1998, 1999 and 2000. In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

     Aircraft and engine rentals, including short-term rentals, were $31,644,000, $27,341,000 and $22,902,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

  Boeing Purchase Agreement

     In June 1997, the Company entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by GE engines. The 747-400 freighter aircraft are currently scheduled to be delivered as follows: five in 1998, two in 1999 and three in 2000. Due to production problems at Boeing, the Company believes that each of the 1998 delivery positions of the 747-400 aircraft may be delayed up to 60 days. While Boeing will compensate the Company for defined delays in delivery of the 747-400 aircraft, any such delays may adversely impact the Company's ability to initiate service with prospective customers in a timely fashion. The Boeing Purchase Agreement also provides the Company with options to purchase up to 10 additional 747-400 freighter aircraft for delivery from 1999 through 2002. As a result of the Company being the largest purchaser of 747-400 freighter aircraft to date, it was able to negotiate from Boeing and GE a significant discount off the aggregate list price of $1.7 billion for the 10 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. In addition, the Company also obtained certain ancillary

                        ATLAS AIR, INC. AND SUBSIDIARIES
products and services at advantageous prices. The Boeing Purchase Agreement requires that the Company pay Pre-Delivery Deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. The Company expects the maximum total amount of Pre-Delivery Deposits at any time outstanding will be approximately $155 million, approximately $105.1 million of which was paid as of December 31, 1997. For the years 1998 and 1999, the Company expects to pay $67.6 million and $42.6 million, respectively, in accordance with the Pre-Delivery Deposits schedule. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the Pre-Delivery Deposits (Deferred Aircraft Obligations -- see Note 4) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.00%. As of December 31, 1997, there was $163.2 million of Deferred Aircraft Obligations outstanding and the combined interest rate was 7.97%.

  Cargo Modification

     In December 1997, the Company supplemented its modification contract with Boeing to provide for the cargo configuration of two aircraft (acquired in December 1996 and May 1997) under lease to Philippines Airlines Limited ("PAL"), which were utilized in passenger configuration by PAL during 1997 and in early 1998. The initial deposit for such modification is recorded in Flight Equipment in the December 31, 1997 balance sheet. The remaining commitments to Boeing and other vendors as of December 31, 1997 for both of these aircraft totaled approximately $20.2 million. These commitments are expected to be paid during the first three quarters of 1998.

  Maintenance Agreements

     In January 1995, the Company entered into a maintenance agreement with one of its principal customers. This agreement includes a provision which requires the Company to remit a fixed amount per flight hour each month to the customer, subject to a 3.5% annual escalation factor for the first five years, for which the customer will perform most regular maintenance on a substantial portion of the aircraft in the Company's fleet. The agreement extends for a period of ten years. Pursuant to its maintenance agreement, engines may be upgraded when inducted into the maintenance pool in order to improve engine reliability and to lower Company operating costs. When such costs are incurred and identified, they are capitalized and amortized over the remaining life of each applicable engine. As of December 31, 1997, the Company had paid the customer $7.5 million for such costs. The Company expects to incur approximately an additional $2 million to $3 million for such upgrades over the term of the contract.

     The Company has an agreement, subject to acceptable rates, terms and conditions, with Linee Aeree Italiane S.p.A. ("Alitalia") to utilize, or find other parties to utilize, an amount of Alitalia's maintenance services with an aggregate cost of $25 million over a five-year period ending in June 2000.

     In June 1996, the Company entered into a ten year engine maintenance agreement with GE for the engine maintenance of up to 15 aircraft powered by CF6-50E2 engines at a fixed rate per flight hour, subject to an annual formula increase. The agreement commenced in the third quarter of 1996 with the acceptance of engines associated with aircraft acquired in the third and fourth quarters of 1996. Pursuant to its maintenance agreement and upon the first time shop visit, the Company is invoiced for certain one-time charges, which the Company capitalizes and amortizes over the lesser of the remaining life of the asset or the remaining life of the maintenance agreement. As of December 31, 1997, the Company had been invoiced for and paid $4.9 million of such charges. Effective in the year 2000, the Company will have an option to add not less than 40 engines to the program.

  Office and Warehouse

     In 1995, the Company entered into an operating lease for office space expiring in the year 2000, with two five year renewal provisions. In addition, the Company leases warehouse space for which the initial lease term

                        ATLAS AIR, INC. AND SUBSIDIARIES
expires at the end of August 1999, and provides for two one-year renewal option periods. Future minimum rental commitments by year are as follows for the years ending December 31: 1998 -- $728,000; 1999 -- $708,000; 2000 -- $277,000. Rental
expense, including short-term rentals, was $905,000, $615,000 and $579,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Employment Agreements

     The Company has entered into employment agreements with certain key employees. Such employment agreements provide for, among other things, base annual salary, certain bonuses, the grant of options to purchase common stock of the Company under the 1995 Stock Option Plan (see Note 14), and in certain circumstances relocation and severance benefits.

  FAA Airworthiness Directives

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and may be required to undertake structural modifications to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Twelve of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives within the next three years at an estimated cost of approximately $6.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished prior to the aircraft reaching 20,000 cycles. The average cycle time for the 17 aircraft in service is approximately 12,000 cycles and the average cycles operated per year is approximately 800 cycles. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft is expected to reach the 20,000 cycle limit and nine additional aircraft will require modification prior to 2009. The remaining seven aircraft in service have already undergone such modifications. The two aircraft undergoing modification to freighter configuration will receive the Nacelle Strut Modification as part of the freighter conversion. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

     Upon acquisition of an aircraft, the Company determines whether or not the aircraft is in compliance with Airworthiness Directives and tries to anticipate all future compliance requirements. The necessary work to bring the aircraft into compliance is then scheduled at the time of conversion of the aircraft to freighter configuration, in order to minimize unscheduled maintenance events.

  Legal Proceedings

     On February 24, 1997, the Company filed a complaint for declaratory judgment in the Colorado District Court, Jefferson County against Israel Aircraft Industries Ltd. ("IAI") for mechanical problems the Company experienced with respect to an aircraft the Company sub-leased from IAI. The Company is seeking approximately $4 million in damages against IAI to be offset by the amount, if any, the Company owes IAI pursuant to the sub-lease. IAI had the case removed to the U.S. District Court, District of Colorado on April 21, 1997 and has filed counterclaims alleging damages of approximately $9 million based on claims arising from the sub-lease. The Company intends to vigorously defend against all of IAI's claims.

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

                        ATLAS AIR, INC. AND SUBSIDIARIES

     While the Company is from time to time involved in litigation in the ordinary course of its business, there are no other material legal proceedings pending against the Company or to which any of its property is subject.

7. RELATED PARTY TRANSACTIONS

     In June 1995, the Company extended a non-interest bearing loan to an officer of the Company in the amount of $125,000 in connection with such officer's relocation to Colorado, which the Company forgave in July 1995.

     In August and September 1995, the Company extended demand loans to three senior vice presidents of the Company in the aggregate amount of $550,000, bearing interest at an annual rate of 7.50%. Two of the loans plus interest were paid in full in April and May 1996, and the third loan plus interest was paid in full in December 1997. A loan of up to $750,000, bearing interest at 5.87%, was extended in June 1996 to one officer for the purpose of constructing a residence. As of December 31, 1997 the outstanding balance of officer demand loans was $735,000.

     In November 1995, the Company began renting a Cessna Citation SP, on an as needed basis, from MAC Flightlease for the purpose of corporate business travel. MAC Flightlease is wholly-owned by the wife of the Company's Chairman, President and CEO. The Company paid $265,000 in 1996 and $52,000 in 1995 for such travel, at rates which are considered by the Company to be at fair market value.

     In October 1997, AFI purchased from MAC Flightlease the Challenger for corporate business travel. Initially, AFI secured a 2-year LIBOR based financing with BTCo for approximately 80% of the purchase price of the Challenger. In December 1997, AFI refinanced the Challenger for approximately 100% of its purchase price with Nationsbanc under a 5-year LIBOR based loan which was guaranteed by the Company. The Company paid $15.3 million for the Challenger, which is considered by the Company to be at fair market value.

8. ACCOUNTS RECEIVABLE AND OTHER

     The components of accounts receivable and other are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1997         1996
                                                              -------      -------
Accounts receivable-trade...................................  $58,817      $41,687
Insurance and vendor claims.................................    2,250        5,952
Employee receivables........................................      771          606
Prepaids and other..........................................    3,139        1,979
Less: Allowance for doubtful accounts.......................   (9,275)        (621)
                                                              -------      -------
                                                              $55,702      $49,603
                                                              =======      =======

                        ATLAS AIR, INC. AND SUBSIDIARIES

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1997         1996
                                                              -------      -------
Accounts payable-trade......................................  $12,291      $15,745
Accrued salaries and wages..................................    6,779        5,547
Accrued maintenance.........................................   19,012       11,621
Accrued interest............................................   13,581        3,348
Loss reserves (see Note 10).................................   18,550           --
Other accrued expenses......................................   17,892       11,502
                                                              -------      -------
                                                              $88,105      $47,763
                                                              =======      =======

10. WRITE-OFF OF CAPITAL INVESTMENT AND OTHER

     In conjunction with the June 1997 agreement with Boeing to purchase 10 new 747-400 freighter aircraft, the Company reassessed the economic viability of renewing on a longer-term basis its sub-leases with Federal Express Corporation ("FedEx") for five 747-200 freighter aircraft. Based on the results of this assessment in the second quarter of 1997, the Company decided to schedule the return of these aircraft in the first quarter of 1998. The Company wrote-off its remaining investment in the five FedEx aircraft and established certain other reserves.

     The impact of the various largely non-recurring charges was $27.1 million, or $17.2 million on an after-tax basis, which comprised write-offs of various leasehold improvements associated with the Company's sub-leases with FedEx of the five 747-200 aircraft and reserves for costs necessary to return the aircraft upon the termination of the sub-leases. In addition, the Company established reserves primarily related to certain customers and vendors for out-of-period items for which the Company is currently in negotiations. In addition, the reserves include estimates for litigation costs and other costs not expected to re-occur.

11. SAVINGS AND RETIREMENT PLAN

     The Company implemented a 401(k) Retirement Plan (the "Plan") in June 1994, under which eligible employees may contribute up to 15% of their total pay. The Plan covers substantially all employees. The Company did not make contributions to the Plan in 1995. Effective May 1, 1996, the Plan was amended to provide for Company contributions equal to 50% of the first 10% of contributions made by employees, for which the Company incurred an expense of $1,255,000 and $559,000 for the years ended December 31, 1997 and 1996, respectively.

12. BUSINESS SEGMENTS

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

     Foreign sales accounted for 99%, 98% and 99% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. All foreign sales were U.S. dollar denominated.

                        ATLAS AIR, INC. AND SUBSIDIARIES

13. PREFERRED STOCK

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

14. STOCK-BASED COMPENSATION PLANS

  Employee Stock Purchase Plan

     In 1995, the Company established an Employee Stock Purchase Plan (the "Stock Purchase Plan"). Employees eligible to participate in the Stock Purchase Plan are those who have completed at least one year of employment with the Company, but excluding employees whose customary employment is not more than five months in any calendar year or 20 hours or less per week. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors of the Company which determines the terms and conditions under which shares are offered and corresponding options granted under the Stock Purchase Plan for any Purchase Period, as defined in the Stock Purchase Plan. Employees may contribute up to 15% of their gross base compensation subject to certain limitations. The price per share at which the common stock is purchased pursuant to the Stock Purchase Plan is the lesser of 85% of the fair market value of the common stock on the first or last day of the applicable Purchase Period. The maximum number of shares of common stock which may be issued on the exercise of options purchased under the Stock Purchase Plan is 1,000,000 shares. As of December 31, 1997, 47,984 shares were issued at a weighted average cost of $23.28 to 161 employees who have participated in the Stock Purchase Plan.

  1995 Stock Option Plan

     In 1995, the Company adopted the 1995 Stock Option Plan ("1995 Plan"), whereby employees may be granted options, incentive stock options, share appreciation rights, and restricted shares. The portion of the 1995 Plan applicable to employees is administered by the Compensation Committee of the Board of Directors of the Company which also establishes the terms of the awards. The 1995 Plan also provides for certain automatic grants of nonqualified stock options to non-employee directors which become exercisable on the date of grant and expire on the tenth anniversary of the date of grant. Originally, an aggregate of 1,800,000 shares were reserved for issuance in connection with awards and director's options under the 1995 Plan. Following shareholder approval, an additional 300,000 shares were reserved.

  Director Stock Plan

     In August 1996, the Company established the Director Stock Plan (the "Director Plan"), which provides the Company's non-employee directors the option to receive all or a portion of their quarterly remuneration in common stock instead of cash. If a non-employee director elects at the commencement of any quarter to receive his quarterly remuneration, or a portion thereof, in common stock, the number of shares received is determined by dividing the average price for the 30-day period immediately preceding the end of the quarter into the amount of compensation earned for the quarter which the non-employee director chooses not to receive in cash. The effective date of the Director Plan was January 1, 1997. As of December 31, 1997, 861 shares were issued at a weighted average cost of $27.62 to two directors who have participated in the Stock Purchase Plan.

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

  Statement of Financial Accounting Standards No. 123

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 1997, 1996 and 1995, using the Black-Scholes pricing model and the following weighted average assumptions:

             ASSUMPTIONS -- 1995 PLAN                 1997        1996         1995
             ------------------------                -------    --------    ----------
Risk-free interest rates...........................  6.51%      6.31%       6.04%
Expected dividend yields...........................  --         --          --
Expected lives.....................................  5 years    5 years     2.5 years
Expected volatility................................  65.33%     73.44%      73.44%

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's pro forma net income and pro forma net income per common share would have been reported as follows:

                                                           1997       1996       1995
                                                          -------    -------    -------
Net income (in thousands):.................  As Reported  $23,429    $37,838    $17,831
                                             Pro Forma     17,875     35,211     15,857
Net income per common share (basic EPS):...  As Reported     1.04       1.76       1.06
                                             Pro Forma        .80       1.64        .94
Net income per common share (diluted
  EPS):....................................  As Reported     1.04       1.75       1.06
                                             Pro Forma        .79       1.62        .94

                        ATLAS AIR, INC. AND SUBSIDIARIES

     A summary of the status of the 1995 Plan and the July 1995 Grant at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table below:

                                       1997                         1996                        1995
                             -------------------------   --------------------------   -------------------------
                                           WEIGHTED                     WEIGHTED                    WEIGHTED
                                           AVERAGE                      AVERAGE                     AVERAGE
                              SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                             --------   --------------   ---------   --------------   --------   --------------
Outstanding at beginning of
  year.....................   635,962       $30.09         853,650       $12.99             --           --
Granted....................   143,146        26.39         369,000        41.44        853,650       $12.99
Exercised..................        --           --        (550,229)       12.11             --           --
Forfeited..................        --           --         (36,459)       16.00             --           --
                             --------       ------       ---------                    --------
Outstanding at end of
  year.....................   779,108        29.41         635,962        30.09        853,650        12.99
                             ========                    =========                    ========
Exercisable at end of
  year.....................   401,762        22.71         166,273        14.21        561,930        10.54
Weighted average fair value
  of options granted.......  $  15.68                    $   27.27                    $   5.02

     The following table summarizes information with regard to the options outstanding at December 31, 1997:

                                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                     ------------------------------------   ----------------------
                                                    WEIGHTED
                                                     AVERAGE     WEIGHTED                 WEIGHTED
                                                    REMAINING    AVERAGE                  AVERAGE
   RANGE OF                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------                      -----------   -----------   --------   -----------   --------
$10.00 -- $14.00...................    111,930     3.6 years..    $12.20      111,930      $12.20
 16.00 --  24.00...................     156,032    7.8 years..     16.05      103,686       16.08
 26.00 --  38.25...................     192,146    6.5 years..     29.49      117,146       27.11
 41.75 --  56.38...................     319,000    8.3 years..     41.94       69,000       42.29
                                       -------                                -------
 10.00 --  56.38...................     779,108    7.1 years..     29.41      401,762       22.72

15. PROFIT SHARING PLAN

     Employees who have been employed by the Company for at least twelve months as full-time employees are eligible to participate in the Company's Profit Sharing Plan, which was adopted in 1994. The Profit Sharing Plan provides for payments to eligible employees in semiannual distributions based on the Company's pretax profits. The Company is obligated to make an annual profit sharing contribution of ten percent of the Company's pretax profits, which is defined as net income before taxes, but excluding (i) any income or loss related to charges or credits for unusual or infrequently occurring items or related to intangible assets, and (ii) extraordinary items. Annual profit sharing contributions may be in the form of cash or common stock of the Company. For the years 1997, 1998 and 1999, beginning with an employee's thirteenth month of employment, an employee is entitled to receive a guaranteed profit sharing payment of 10% of salary, except for captains, who receive a guarantee of 20%. The expense for the Profit Sharing Plan for the years ended December 31, 1997, 1996 and 1995 was $4,004,000, $6,779,000 and $2,768,000, respectively.

16. SUBSEQUENT EVENTS (UNAUDITED)

     In January and February 1998, pursuant to an early lease termination agreement negotiated in November 1997, the Company delivered to Boeing for modification to cargo configuration the aircraft acquired from Marine Midland in December 1996 and the aircraft acquired from Citicorp in May 1997. These aircraft are expected to be re-delivered to the Company in the second quarter and early in the third quarter of

                        ATLAS AIR, INC. AND SUBSIDIARIES

1998, respectively. The financing for the modification to cargo configuration is secured under the Aircraft Credit Facility.

     In February 1998, the Company completed an offering of $538.9 million of pass-through certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore will not be included in the Company's consolidated financial statements. The cash proceeds from the transaction were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of five of the 10 new 747-400 freighter aircraft from Boeing scheduled to be delivered to the Company during the period July 1998 through December 1998. In connection therewith, the Company intends to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft. If any funds remain as deposits with the escrow agent for such EETCs at the end of the delivery period, such funds will be distributed back to the certificateholders. Such distribution will include a make-whole premium payable by the Company. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with the fluctuations in interest rates, which are the basis for the pricing of the EETCs which were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which will be amortized over the expected twenty-year life associated with this financing.

     The Company is currently negotiating for the possibility of refinancing two aircraft in the amount of approximately $86 million, currently financed under the Aircraft Acquisition Credit Facility. There is no assurance that this refinancing will be consummated.

17. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         INCOME
                                                                         (LOSS)                  INCOME (LOSS) BEFORE
                                          OPERATING   INCOME (LOSS)      BEFORE                   EXTRAORDINARY ITEM      NET INCOME
                                           INCOME        BEFORE       EXTRAORDINARY     NET     -----------------------   ----------
                               REVENUE     (LOSS)     INCOME TAXES        ITEM        INCOME    BASIC EPS   DILUTED EPS   BASIC EPS
                               --------   ---------   -------------   -------------   -------   ---------   -----------   ---------
1997
 First Quarter...............  $ 82,049   $ 17,141      $  7,894        $  5,013      $ 5,013     $ .22        $ .22        $.22
 Second Quarter..............    93,902    (10,654)      (21,562)        (13,692)       3,049      (.61)        (.61)        .14
 Third Quarter...............   104,197     21,733         9,804           6,225        6,225       .28          .28         .28
 Fourth Quarter..............   120,893     27,781        14,397           9,142        9,142       .41          .41         .41
1996
 First Quarter...............  $ 58,649   $ 15,410      $  9,693        $  6,203      $ 6,203     $ .32        $ .31        $.32
 Second Quarter..............    72,614     22,667        15,685          10,037       10,037       .47          .46         .47
 Third Quarter...............    79,681     20,046        12,839           8,201        8,201       .37          .36         .37
 Fourth Quarter..............   104,715     29,940        21,371          13,397       13,397       .60          .59         .60


                               NET INCOME
                               -----------
                               DILUTED EPS
                               -----------
1997
 First Quarter...............     $.22
 Second Quarter..............      .14
 Third Quarter...............      .28
 Fourth Quarter..............      .41
1996
 First Quarter...............     $.31
 Second Quarter..............      .46
 Third Quarter...............      .36
 Fourth Quarter..............      .59

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +2.1          -- Plan of Reorganization and Merger Agreement dated as of
                            July 12, 1995 by and between Holdings and the Company.
           +3.2          -- Restated Certificate of Incorporation of the Company.
           +3.3          -- Amended and Restated By-Laws of the Company.
          ++4.1          -- Form of Indenture between the Company and First Fidelity
                            Bank, N.A., as Trustee.
          ++4.2          -- Form of Second Indenture between the Company and First
                            Fidelity Bank, N.A., as Trustee.
          ++4.3          -- Form of Pass Through Trust Agreement between the Company and First Fidelity Bank, N.A., as Trustee (with form of
                            Pass Through Certificate attached as exhibit thereto).
          ++4.4          -- Form of Pass Through Agreement between the Company and
                            First Fidelity Bank, N.A., as Trustee (with form of Pass
                            Through Certificate attached as exhibit thereto).
          +10.14         -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
          +10.15         -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
          +10.16         -- Atlas Air, Inc. Employee Stock Purchase Plan.
          +10.17         -- Atlas Air, Inc. Profit Sharing Plan.
          +10.18         -- Atlas Air, Inc. Retirement Plan.
         ++10.19         -- Employment Agreement between the Company and Michael A.
                            Chowdry.
         ++10.20         -- Employment Agreement between the Company and Richard H.
                            Shuyler.
         ++10.23         -- Employment Agreement between the Company and James T.
                            Matheny.
          +10.26         -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
          +10.30         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYS.
          +10.31         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYL.
          *10.36         -- Aircraft Purchase Agreement, dated as of January 19, 1996 between Langdon Asset Management, Inc. and the Company.
        ***10.52         -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendlerman.
        ***10.53         -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
        ***10.54         -- Second Amended and Restated Credit Agreement among the
                            Company and the Lenders listed therein, Goldman Sachs
                            Credit Partners L.P. (as syndication agent) and Bankers
                            Trust Company (as Administrative Agent) dated February
                            28, 1997.
   ***/****10.55         -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
         **10.56         -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.58         -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
         **10.59         -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
         **10.60         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
         **10.61         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
         **10.62         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
         **10.63         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
         **10.64         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
         **10.65         -- Lease Agreement between Atlas Freighter Leasing Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
         **10.66         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.
         **10.67         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent relating to B747-200 aircraft U.S.
                            Registration No. N507MC.
         **10.68         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
         **10.69         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.
         **10.70         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
         **10.71         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
         **10.72         -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
         **10.73         -- Purchase Agreement, dated August 8, 1997, between the
                            Company and BT Securities Corporation relating to the
                            10 3/4% Senior Notes.
         **10.74         -- Registration Rights Agreement, dated August 13, 1997,
                            between the Company and BT Securities Corporation
                            relating to the 10 3/4% Senior Notes.
         **10.75         -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.76         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
         **10.77         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
         **10.78         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
         **10.79         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
         **10.80         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.
         **10.81         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
         **10.82         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.
         **10.84         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
         **10.85         -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997.
    **/****10.86         -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
         **10.87         -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
           10.88         -- Placement Agreement, dated January 27, 1998, among the
                            Company, Morgan Stanley & Co. Incorporated, BT Alex.
                            Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.
           10.89         -- Registration Rights Agreement, dated February 9, 1998,
                            among the Company, Morgan Stanley & Co. Incorporated, BT
                            Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.
           10.90         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.91         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
           10.92         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.
           10.93         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
           10.94         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
           10.95         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
           10.96         -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
           10.97         -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
           10.98         -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
           10.99         -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
           10.100        -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
           10.101        -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
           10.102        -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
           10.103        -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.104        -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           10.105        -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           10.106        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
           10.107        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.
           10.108        -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
           10.109        -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
           10.110        -- Employment Agreement dated as of February 16, 1998
                            between the Company and Stephen C. Nevin.
           21.1          -- Subsidiaries of the Registrant.
           27            -- Financial Data Schedule.

---------------

+ Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 33-90304).

++ Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 33-97892).

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-2810).

** Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-4 (No. 333-36305).

*** Incorporated by reference to the exhibits to the Company's Annual Report for 1996 on Form 10-K.

**** Portions of this document, for which the Company has been granted confidential treatment, have been redacted and filed separately with the Securities and Exchange Commission.