Form 10-K/A
period 1997-12-31
ATLAS AIR INC
filed 1998-05-01
CIK 941552

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


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


                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating revenues......................  $401,041   $315,659   $171,267   $102,979   $ 41,263
Operating income........................    56,002     88,063     42,674     13,894        446
Income (loss) before extraordinary
  item..................................     6,689     37,838     17,831      3,586     (8,023)
Net income (loss).......................    23,429     37,838     17,831      3,586     (8,023)
Basic EPS:
  Income (loss) before extraordinary
     item per common share..............       .30       1.76       1.06        .24       (.53)
  Net income (loss) per common share....      1.04       1.76       1.06        .24       (.53)
  Weighted average common shares
     outstanding during the period......    22,450     21,503     16,783     15,000     15,000
Diluted EPS:
  Income (loss) before extraordinary
     item per common share..............       .30       1.75       1.06        .24       (.53)
  Net income (loss) per common share....      1.04       1.75       1.06        .24       (.53)
  Weighted average common shares
     outstanding during the period......    22,536     21,682     16,852     15,000     15,000


                                                            AT DECEMBER 31,
                                         ------------------------------------------------------
                                            1997        1996       1995       1994       1993
                                         ----------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments........  $  152,969   $124,663   $ 96,990   $ 10,524   $  6,198
Working capital (deficit)..............      80,363     98,675     81,022     (1,937)    (5,291)
Total assets...........................   1,297,415    773,707    447,323    162,731    125,005
Long-term debt, net of current
  portion..............................     736,026    462,868    335,902    158,730    129,663
Deferred Aircraft Obligations..........     163,167         --         --         --         --
Stockholders' equity (deficit).........     238,829    215,785     68,715    (15,753)   (19,339)

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

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     None required.

     (a)(3) LIST OF EXHIBITS.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +2.1          -- Plan of Reorganization and Merger Agreement dated as of
                            July 12, 1995 by and between Holdings and the Company.
           +3.2          -- Restated Certificate of Incorporation of the Company.
           +3.3          -- Amended and Restated By-Laws of the Company.
          ++4.1          -- Form of Indenture between the Company and First Fidelity
                            Bank, N.A., as Trustee.
          ++4.2          -- Form of Second Indenture between the Company and First
                            Fidelity Bank, N.A., as Trustee.
          ++4.3          -- Form of Pass Through Trust Agreement between the Company and First Fidelity Bank, N.A., as Trustee (with form of
                            Pass Through Certificate attached as exhibit thereto).
          ++4.4          -- Form of Pass Through Agreement between the Company and
                            First Fidelity Bank, N.A., as Trustee (with form of Pass
                            Through Certificate attached as exhibit thereto).
          +10.14         -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
          +10.15         -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
          +10.16         -- Atlas Air, Inc. Employee Stock Purchase Plan.
          +10.17         -- Atlas Air, Inc. Profit Sharing Plan.
          +10.18         -- Atlas Air, Inc. Retirement Plan.
         ++10.19         -- Employment Agreement between the Company and Michael A.
                            Chowdry.
         ++10.20         -- Employment Agreement between the Company and Richard H.
                            Shuyler.
         ++10.23         -- Employment Agreement between the Company and James T.
                            Matheny.
          +10.26         -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
          +10.30         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYS.
          +10.31         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYL.
          *10.36         -- Aircraft Purchase Agreement, dated as of January 19, 1996 between Langdon Asset Management, Inc. and the Company.
        ***10.52         -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendlerman.
        ***10.53         -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
        ***10.54         -- Second Amended and Restated Credit Agreement among the
                            Company and the Lenders listed therein, Goldman Sachs
                            Credit Partners L.P. (as syndication agent) and Bankers
                            Trust Company (as Administrative Agent) dated February
                            28, 1997.
   ***/****10.55         -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
         **10.56         -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.58         -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
         **10.59         -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
         **10.60         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
         **10.61         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
         **10.62         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
         **10.63         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
         **10.64         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
         **10.65         -- Lease Agreement between Atlas Freighter Leasing Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
         **10.66         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.
         **10.67         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent relating to B747-200 aircraft U.S.
                            Registration No. N507MC.
         **10.68         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
         **10.69         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.
         **10.70         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
         **10.71         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
         **10.72         -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
         **10.73         -- Purchase Agreement, dated August 8, 1997, between the
                            Company and BT Securities Corporation relating to the
                            10 3/4% Senior Notes.
         **10.74         -- Registration Rights Agreement, dated August 13, 1997,
                            between the Company and BT Securities Corporation
                            relating to the 10 3/4% Senior Notes.
         **10.75         -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.76         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
         **10.77         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
         **10.78         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
         **10.79         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
         **10.80         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.
         **10.81         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
         **10.82         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.
         **10.84         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
         **10.85         -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997.
    **/****10.86         -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
         **10.87         -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
      *****10.88         -- Placement Agreement, dated January 26, 1998, among the
                            Company, Morgan Stanley & Co. Incorporated, BT Alex.
                            Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.
      *****10.89         -- Registration Rights Agreement, dated February 9, 1998,
                            among the Company, Morgan Stanley & Co. Incorporated, BT
                            Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.
      *****10.90         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      *****10.91         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
      *****10.92         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.
      *****10.93         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
      *****10.94         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
      *****10.95         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
      *****10.96         -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
      *****10.97         -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
      *****10.98         -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
      *****10.99         -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
      *****10.100        -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
      *****10.101        -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
      *****10.102        -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
      *****10.103        -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      *****10.104        -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
      *****10.105        -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
      *****10.106        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
      *****10.107        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.
      *****10.108        -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
      *****10.109        -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
      *****10.110        -- Employment Agreement dated as of February 16, 1998
                            between the Company and Stephen C. Nevin.
      *****21.1          -- Subsidiaries of the Registrant.
      *****27            -- Financial Data Schedule.


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


***** Previously filed.


     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 1998.


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


                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

               /s/ MICHAEL A. CHOWDRY                    Chairman of the Board of               May 1, 1998
-----------------------------------------------------      Directors, Chief Executive
                 Michael A. Chowdry                        Officer and President

               /s/ RICHARD H. SHUYLER                    Executive Vice President --            May 1, 1998
-----------------------------------------------------      Strategic Planning, Treasurer
                 Richard H. Shuyler                        and Director

                  /s/ BERL BERNHARD                      Director                               May 1, 1998
-----------------------------------------------------
                    Berl Bernhard

              /s/ LAWRENCE W. CLARKSON                   Director                               May 1, 1998
-----------------------------------------------------
                Lawrence W. Clarkson

                                                         Director
-----------------------------------------------------
                 David T. McLaughlin

                                                         Director
-----------------------------------------------------
                     Brian Rowe

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

                        ATLAS AIR, INC. AND SUBSIDIARIES

     A summary of the status of the 1995 Plan and the July 1995 Grant at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table below:

                                       1997                         1996                        1995
                             -------------------------   --------------------------   -------------------------
                                           WEIGHTED                     WEIGHTED                    WEIGHTED
                                           AVERAGE                      AVERAGE                     AVERAGE
                              SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                             --------   --------------   ---------   --------------   --------   --------------
Outstanding at beginning of
  year.....................   635,962       $30.09         853,650       $12.99             --           --
Granted....................   143,146        26.39         369,000        41.44        853,650       $12.99
Exercised..................        --           --        (550,229)       12.11             --           --
Forfeited..................        --           --         (36,459)       16.00             --           --
                             --------       ------       ---------                    --------
Outstanding at end of
  year.....................   779,108        29.41         635,962        30.09        853,650        12.99
                             ========                    =========                    ========
Exercisable at end of
  year.....................   401,762        22.71         166,273        14.21        561,930        10.54
Weighted average fair value
  of options granted.......  $  15.68                    $   27.27                    $   5.02

     The following table summarizes information with regard to the options outstanding at December 31, 1997:

                                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                     ------------------------------------   ----------------------
                                                    WEIGHTED
                                                     AVERAGE     WEIGHTED                 WEIGHTED
                                                    REMAINING    AVERAGE                  AVERAGE
   RANGE OF                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------                      -----------   -----------   --------   -----------   --------
$10.00 -- $14.00...................    111,930      3.6 years     $12.20      111,930      $12.20
 16.00 --  24.00...................     156,032     7.8 years      16.05      103,686       16.08
 26.00 --  38.25...................     192,146     6.5 years      29.49      117,146       27.11
 41.75 --  56.38...................     319,000     8.3 years      41.94       69,000       42.29
                                       -------                                -------
 10.00 --  56.38...................     779,108     7.1 years      29.41      401,762       22.72

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

17. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         INCOME
                                                                         (LOSS)                  INCOME (LOSS) BEFORE
                                          OPERATING   INCOME (LOSS)      BEFORE                   EXTRAORDINARY ITEM      NET INCOME
                                           INCOME        BEFORE       EXTRAORDINARY     NET     -----------------------   ---------
                               REVENUE     (LOSS)     INCOME TAXES        ITEM        INCOME    BASIC EPS   DILUTED EPS   BASIC EPS
                               --------   ---------   -------------   -------------   -------   ---------   -----------   ---------
1997
 First Quarter...............  $ 82,049   $ 17,141      $  7,894        $  5,013      $ 5,013     $ .22        $ .22        $.22
 Second Quarter..............    93,902    (10,654)      (21,562)        (13,692)       3,049      (.61)        (.61)        .14
 Third Quarter...............   104,197     21,733         9,804           6,225        6,225       .28          .28         .28
 Fourth Quarter..............   120,893     27,781        14,397           9,142        9,142       .41          .41         .41
1996
 First Quarter...............  $ 58,649   $ 15,410      $  9,693        $  6,203      $ 6,203     $ .32        $ .31        $.32
 Second Quarter..............    72,614     22,667        15,685          10,037       10,037       .47          .46         .47
 Third Quarter...............    79,681     20,046        12,839           8,201        8,201       .37          .36         .37
 Fourth Quarter..............   104,715     29,940        21,371          13,397       13,397       .60          .59         .60


                             NET INCOME
                               -----------
                               DILUTED EPS
                               -----------
1997
 First Quarter...............     $.22
 Second Quarter..............      .14
 Third Quarter...............      .28
 Fourth Quarter..............      .41
1996
 First Quarter...............     $.31
 Second Quarter..............      .46
 Third Quarter...............      .36
 Fourth Quarter..............      .59

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +2.1          -- Plan of Reorganization and Merger Agreement dated as of
                            July 12, 1995 by and between Holdings and the Company.
           +3.2          -- Restated Certificate of Incorporation of the Company.
           +3.3          -- Amended and Restated By-Laws of the Company.
          ++4.1          -- Form of Indenture between the Company and First Fidelity
                            Bank, N.A., as Trustee.
          ++4.2          -- Form of Second Indenture between the Company and First
                            Fidelity Bank, N.A., as Trustee.
          ++4.3          -- Form of Pass Through Trust Agreement between the Company and First Fidelity Bank, N.A., as Trustee (with form of
                            Pass Through Certificate attached as exhibit thereto).
          ++4.4          -- Form of Pass Through Agreement between the Company and
                            First Fidelity Bank, N.A., as Trustee (with form of Pass
                            Through Certificate attached as exhibit thereto).
          +10.14         -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
          +10.15         -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
          +10.16         -- Atlas Air, Inc. Employee Stock Purchase Plan.
          +10.17         -- Atlas Air, Inc. Profit Sharing Plan.
          +10.18         -- Atlas Air, Inc. Retirement Plan.
         ++10.19         -- Employment Agreement between the Company and Michael A.
                            Chowdry.
         ++10.20         -- Employment Agreement between the Company and Richard H.
                            Shuyler.
         ++10.23         -- Employment Agreement between the Company and James T.
                            Matheny.
          +10.26         -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
          +10.30         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYS.
          +10.31         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYL.
          *10.36         -- Aircraft Purchase Agreement, dated as of January 19, 1996 between Langdon Asset Management, Inc. and the Company.
        ***10.52         -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendlerman.
        ***10.53         -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
        ***10.54         -- Second Amended and Restated Credit Agreement among the
                            Company and the Lenders listed therein, Goldman Sachs
                            Credit Partners L.P. (as syndication agent) and Bankers
                            Trust Company (as Administrative Agent) dated February
                            28, 1997.
   ***/****10.55         -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
         **10.56         -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.58         -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
         **10.59         -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
         **10.60         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
         **10.61         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
         **10.62         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
         **10.63         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
         **10.64         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
         **10.65         -- Lease Agreement between Atlas Freighter Leasing Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
         **10.66         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.
         **10.67         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent relating to B747-200 aircraft U.S.
                            Registration No. N507MC.
         **10.68         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
         **10.69         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.
         **10.70         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
         **10.71         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
         **10.72         -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
         **10.73         -- Purchase Agreement, dated August 8, 1997, between the
                            Company and BT Securities Corporation relating to the
                            10 3/4% Senior Notes.
         **10.74         -- Registration Rights Agreement, dated August 13, 1997,
                            between the Company and BT Securities Corporation
                            relating to the 10 3/4% Senior Notes.
         **10.75         -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.76         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
         **10.77         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
         **10.78         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
         **10.79         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
         **10.80         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.
         **10.81         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
         **10.82         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.
         **10.84         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
         **10.85         -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997.
    **/****10.86         -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
         **10.87         -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
      *****10.88         -- Placement Agreement, dated January 27, 1998, among the
                            Company, Morgan Stanley & Co. Incorporated, BT Alex.
                            Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.
      *****10.89         -- Registration Rights Agreement, dated February 9, 1998,
                            among the Company, Morgan Stanley & Co. Incorporated, BT
                            Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.
      *****10.90         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      *****10.91         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
      *****10.92         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.
      *****10.93         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
      *****10.94         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
      *****10.95         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
      *****10.96         -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
      *****10.97         -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
      *****10.98         -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
      *****10.99         -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
      *****10.100        -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
      *****10.101        -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
      *****10.102        -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
      *****10.103        -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      *****10.104        -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
      *****10.105        -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
      *****10.106        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
      *****10.107        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.
      *****10.108        -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
      *****10.109        -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
      *****10.110        -- Employment Agreement dated as of February 16, 1998
                            between the Company and Stephen C. Nevin.
      *****21.1          -- Subsidiaries of the Registrant.
      *****27            -- Financial Data Schedule.


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


***** Previously filed.