Form 10-Q
period 1998-03-31
ATLAS AIR INC
filed 1998-05-12
CIK 941552

6






                          FORM 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998

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

                         [ x ]   Yes         [   ]   No

As of May 4, 1998 the Registrant had 22,495,753 shares of $.01 par value Common Stock outstanding.
              ATLAS AIR, INC. AND SUBSIDIARIES


                            INDEX




PART I.   FINANCIAL INFORMATION

   Item 1.Consolidated Financial Statements

          Consolidated Balance Sheets-
             March 31, 1998 and December 31, 1997

          Consolidated Statements of Operations-
             Three Months Ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows-
             Three Months Ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements

   Item 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations

PART II.  OTHER INFORMATION

   Item 6.Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule

          Signatures


              ATLAS AIR, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data)
                                        March 31,     December 31,
                                          1998          1997
                                       (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents             $   61,978    $   41,334
  Short-term investments                    28,361       111,635
  Accounts receivable and other, net        46,427        55,702
       Total current assets                136,766       208,671
Property and equipment:
  Flight equipment                       1,269,459     1,154,562
  Other                                      7,946         7,607
                                         1,277,405     1,162,169
  Less accumulated depreciation          (100,593)      (98,959)
        Net property and equipment       1,176,812     1,063,210
Other assets:
  Debt issuance costs, net of
    accumulated amortization                20,451        21,705
  Deferred lease costs                      21,630            --
  Deposits and other                         4,043         3,829
                                            46,124        25,534
            Total assets                $1,359,702    $1,297,415

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt     $   49,025    $   40,049
  Accounts payable and accrued
   expenses                                 79,286        88,105
  Income tax payable                         2,208           154
       Total current liabilities           130,519       128,308
Long-term debt, net of current portion     726,191       736,026
Deferred aircraft obligations              225,936       163,167
Deferred income tax payable                 31,841        31,085
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value;
   10,000,000 shares authorized;
   no shares issued                             --            --
  Common Stock, $0.01 par value;
   50,000,000 shares authorized;
   22,511,659 and 22,450,229 shares
   issued, respectively                        225           225
  Additional paid-in capital               177,288       176,253
  Retained earnings                         68,098        62,803
  Treasury Stock, at cost; 15,906 and
   19,073 shares, respectively               (396)         (452)
       Total stockholders' equity          245,215       238,829
            Total liabilities and
              stockholders' equity      $1,359,702    $1,297,415

      The accompanying notes are an integral part of these
               consolidated financial statements.
              ATLAS AIR, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except per share amounts)
                         (Unaudited)


                                        Three Months Ended
                                             March 31,
                                         1998         1997
Revenues:
  Contract services                      $77,611    $ 76,816
  Scheduled services                         185       3,252
  Charters and other                       1,838       1,981
       Total operating revenues           79,634      82,049

Operating expenses:
  Flight crew salaries and benefits        6,757       6,817
  Other flight-related expenses            6,519       6,366
  Maintenance                             20,521      23,328
  Aircraft and engine rentals              1,241       7,776
  Fuel and ground handling                 2,002       3,166
  Depreciation and amortization           12,230       9,477
  Other                                    8,821       7,977
       Total operating expenses           58,091      64,907
Operating income                          21,543      17,142
Other income (expense):
  Interest income                          1,661       1,909
  Interest expense                      (14,775)     (11,157)
                                        (13,114)      (9,248)
Income before income taxes                 8,429       7,894
Provision for income taxes               (3,119)      (2,881)
        Net income                       $ 5,310    $  5,013

Basic earnings per share:
  Net income                             $   .24    $    .22
  Weighted average common shares          22,478      22,450
Diluted earnings per share:
  Net income                             $   .24    $    .22
  Weighted average common shares          22,556      22,543



    The accompanying notes are an integral part of these
             consolidated financial statements.
              ATLAS AIR, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (Unaudited)


                                         Three Months Ended
                                              March 31,
                                          1998         1997
Operating activities:
Net income                             $   5,310    $   5,013
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Depreciation and amortization           12,372        9,818
  Amortization of debt issuance costs      1,254          767
  Change in deferred income tax
   payable                                   756        1,110
  Changes in operating assets and
   liabilities:
    Accounts receivable and other          9,275       (7,149)
    Deposits and other                      (214)       1,422
    Accounts payable and accrued
    expenses                              (8,819)        (816)
    Income tax payable                     2,054       (5,083)

      Net cash provided by operating
       activities                         21,988        5,082

Investment activities:
Purchase of property and equipment       (63,205)     (39,348)
Purchase of short-term investments       (23,722)     (56,428)
Maturity of short-term investments       106,996       70,073
      Net cash provided by (used in)
       investing activities               20,069      (25,703)

Financing activities:
Issuance of Common Stock                   1,035           --
Purchase of Treasury Stock                  (120)        (161)
Issuance of Treasury Stock                   161          163
Borrowings on notes payable                6,801       67,537
Principal payments on notes payable       (7,660)     (33,144)
Debt issuance costs                           --       (1,539)
Deferred lease costs                     (21,630)          --
      Net cash (used in) provided by
       financing activities              (21,413)      32,856

Net increase in cash                      20,644       12,235
Cash and cash equivalents at beginning
of period                                 41,334        9,793
Cash and cash equivalents at end of
period                                 $  61,978    $  22,028

     The accompanying notes are an integral part of these consolidated financial statements.
              ATLAS AIR, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of March 31, 1998 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1997 audited financial statements included in its Annual Report on Form 10-K.

2.   Reclassifications

      Certain prior year amounts have been reclassified to conform to current year presentation.

3.   Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income includes net income plus other comprehensive income (other revenues, expenses, gains, and losses that under Generally Accepted Accounting Principles bypass net income). On January 1, 1998, the Company implemented SFAS No. 130. The Company believes that other comprehensive income is not material and as such the Company has not included a separate presentation of other comprehensive income in its financial statements.

4.   Short-Term Investments

      Proceeds from the secondary public offering of the Company's Common Stock in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost in the statement of financial position only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of March 31, 1998 (in thousands):


                   Aggregate    Gross       Gross      (Amorti-
                              Unrealized  Unrealized   zation)
  Security Type      Fair      Holding     Holding    Accretion
                     Value      Gains       Losses

Medium Term Notes   $  4,993    $     --    $      6      $    --
U.S. Government
  Agencies            20,085          --           6          108
Market Auction
  Preferreds           2,900          --          --           --
     Totals         $ 27,978    $     --    $     12      $   108

In  addition,  there  was approximately  $371,000  of  accrued
interest   on  Short-Term  Investments  at  March  31,   1998.
Interest  earned on these investments and maturities of  these
investments  are reinvested in similar securities.   In  April
1998, the Company invested approximately $169.5 million of proceeds from the sale of its 9 1/4% Senior Notes in similar securities (see Note 6).

5.   Commitments and Contingencies

     In January and February 1998, pursuant to an early lease termination agreement negotiated in November 1997, the Company delivered to Boeing for modification to cargo configuration the aircraft acquired from Marine Midland Bank in December 1996 and the aircraft acquired from Citicorp Investor Lease, Inc. in May 1997. The first aircraft was re-delivered to the Company at the end of April 1998 and the second aircraft is expected to be re-delivered to the Company early in the third quarter of 1998. The financing for the modification to cargo configuration is secured under the Aircraft Acquisition Credit Facility (as defined in the Company's Form 10-K for 1997), for which the Company borrowed a total of $3.3 million during the first quarter of 1998 with respect to these aircraft. At the end of April 1998, the Company borrowed an additional $13.8 million associated with the final payment for the modification of the first aircraft upon its re-delivery to the Company.

     In February 1998, the Company completed an offering of $538.9 million of Pass Through Certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's consolidated financial statements. The cash proceeds from the transaction were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of five of the 10 new 747-400 freighter aircraft from Boeing scheduled to be delivered to the Company during the period July 1998 through December 1998. In connection therewith, the Company intends to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with the fluctuations in interest rates, which are the basis for the pricing of the EETCs which were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which will be amortized over the expected twenty-year life associated with this financing. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the remaining five 747-400 freighter aircraft, or if such financing is available, that it will be available on a commercially reasonable basis. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company.

     In  April  1998, the Company consummated the offering  of
$175 million of unsecured    9 1/4% Senior Notes due 2008 (see
Note 6).

     The Company recently entered into a sublease and ramp use agreement with American Airlines, Inc. for 145,000 square feet of hangar, office and parking space at Miami International Airport in support of the Company's increased operations. The lease is for a period in excess of four years and commences July 1, 1998, at a monthly rate of approximately $105,000, subject to an annual escalation factor.

     Under  the  FAA's  Directives  issued  under  its  "Aging
Aircraft"   program,  the  Company  is  subject  to  extensive
aircraft examinations and may be required to undertake structural modifications to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Eleven of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives within the next three years at an estimated total cost of approximately $5.5 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft will require modification and nine additional aircraft will require modification prior to the year 2009. The remaining eight aircraft in service have already undergone such modifications. The one aircraft undergoing modification to freighter configuration will receive the Nacelle Strut
Modification as part of the freighter conversion. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

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

6.   Subsequent Events

     In April 1998, the Company consummated the offering of $175 million of unsecured 9 1/4% Senior Notes at 99.867% due 2008 (the "9 1/4% Senior Notes"). The proceeds of the offering will be used to repay $80 million of the Aircraft Acquisition Credit Facility and for general corporate purposes, which may include the partial funding of the redemption of the Company's outstanding 12 1/4% Pass Through Certificates due 2002 (the "Equipment Notes"), which are subject to redemption at the option of the Company on or after December 1, 1998. Interest on the 9 1/4% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, pursuant to a defined schedule. The 9 1/4% Senior Notes are unsubordinated indebtedness of the Company, ranking pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company.The 9 1/4% Senior Notes are effectively subordinated, however, to all secured indebtedness of the Company and all existing and future liabilities of the Company's subsidiaries.

       The Company is finalizing negotiations for the refinancing of one aircraft in the amount of approximately $45 million, currently financed under the Aircraft Acquisition Credit Facility. There can be no assurance that this refinancing will be completed.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The cargo operations of the Company's airline customers are seasonal in nature, with peak activity occurring traditionally in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and first quarter holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain of the Company's customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with the Company, and are expected to continue to do so in the future. As a result, the Company's revenues typically decline in the first quarter of the year as its contractual aircraft utilization level temporarily decreases. The Company seeks to schedule, to the extent possible, its major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

       The aircraft acquisitions, lease arrangements and modification schedule are described in Note 6 of the Company's December 31, 1997 consolidated financial statements. The timing of when an aircraft enters the Company's fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period.

      The  table  below  sets  forth  selected  financial  and
operating  data  for the first quarter of 1998  and  the  four quarters  of  the  years  ended December  31,  1997  and  1996
(dollars in thousands).

                               1998           1997
                               1st             1st
                             Quarter         Quarter
Total operating revenues        $79,634        $82,049
Operating expenses               58,091         64,907
Operating income                 21,543         17,142
Other income (expense)         (13,114)        (9,248)
Net income                        5,310          5,013
Block hours                      15,388         15,443
Average aircraft operated          17.0           17.2
Operating margin                  27.1%          20.9%


                                       1997
                                  4th       3rd      2nd     1st
                  Cumulative    Quarter   Quarter  Quarter Quarter
  Total operating
   revenues       $401,041   $120,893 $104,197   $93,902  $82,049
  Operating
   expenses        345,039     93,112   82,464   104,556   64,907
  Operating
   income (loss)   56,002      27,781   21,733   (10,654)  17,142
  Other income
   (expense)       (45,469)    (13,383) (11,930) (10,908)  (9,248)
  Net income       23,429      9,143    6,225    3,048      5,013
  Block hours      75,254      22,333   19,937   17,541    15,443
  Average
   aircraft
   operated         19.5        20.9     20.4     19.5      17.2
  Operating
   margin
   (deficit)       14.0%       23.0%    20.9%    (11.4)%   20.9%

                                             1996
                                 4th      3rd     2nd     1st
                Cumulative     Quarter  Quarter Quarter Quarter
Total operating
 revenues      $315,659   $104,715  $79,681   $72,614  $58,649
Operating
 expenses       227,596     74,775   59,635    49,947   43,239
Operating
 income         88,063      29,940   20,046    22,667   15,410
Other income
 (expense)      (28,475)    (8,569)  (7,207)   (6,982)  (5,717)
Net income      37,838      13,397    8,201    10,037   6,203
Block hours     59,445      18,803   15,444    14,073   11,125
Average
 aircraft
 operated        14.7        18.4     15.4      14.0     10.8
Operating
 margin          27.9%       28.6%    25.2%     31.2%    26.3%

Operating Revenues and Results of Operations

      Total operating revenues for the quarter ended March 31, 1998 decreased to $79.6 million from $82.0 million for the same period in 1997, or approximately 3%. The average number of aircraft in the Company's fleet during the first quarter of 1998 was 17.0 compared to 17.2 during the same period in 1997. Total block hours for the first quarter of 1998 were 15,388 compared to 15,443 for the same period in 1997, a decrease of less than 1%, principally reflecting the comparability in the size of the Company's fleet period over period. Revenue per block hour decreased by approximately 3% to $5,175 for the first quarter of 1998 compared to $5,313 for the first quarter of 1997. This was substantially due to the decrease in the volume of scheduled service operations period over period, for which the rate per block hour is higher due to additional operating costs borne by the Company under such arrangements. Scheduled service operations are performed on an ad hoc basis and are dependent upon excess availability of the Company's aircraft and customer demand.

      The Company's operating results improved by 26% from a $17.1 million operating profit for the first quarter of 1997 to an operating profit of $21.5 million for the first quarter of 1998. Results of operations were favorably impacted by lower maintenance costs due to the return of the five aircraft which the Company had leased from Federal Express Corporation (the "FedEx Aircraft") upon lease termination at the beginning of 1998. The FedEx Aircraft experienced significantly higher maintenance costs compared to the other aircraft in the Company's fleet. In addition, operating results improved due to the increase in the percentage of owned aircraft compared to leased aircraft in the Company's fleet period over period. Net income of $5.0 million for the first quarter of 1997 increased to a net income of $5.3 million for the first quarter of 1998.

Operating Expenses

     The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

      Flight  crew  salaries  and benefits  include  all  such
expenses for the Company's pilot work force. Flight crew salaries and benefits of $6.8 million in the first quarter of 1998 was comparable to the same period of 1997, due to the comparability in the number of aircraft in the Company's fleet and aircraft block hours. On a block hour basis, this expense declined by less than 1% to $439 per hour for the first quarter of 1998 from $441 per hour for the same period in 1997.

      Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747 aircraft, crew travel and meal expenses, initial and recurring crew training costs and other expenses necessary to conduct its flight operations.

      Other flight-related expenses increased slightly to $6.5 million in the first quarter of 1998 from $6.4 million in 1997, or approximately 2%, primarily due to the comparable fleet size. On a block hour basis, other flight-related expenses increased by approximately 3% to $424 per hour for the first quarter of 1998 from $412 per hour for the same period in 1997.

      Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 the Company contracted with KLM for a significant part of its regular maintenance operations and support on a fixed cost per flight hour basis. Effective October 1996, certain additional aircraft engines were accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a 10 year maintenance agreement.

      Maintenance expense decreased to $20.5 million in the first quarter of 1998 from $23.3 million in the same period of 1997, or approximately 12%, primarily due to the return of the FedEx Aircraft upon lease termination at the beginning of the first quarter of 1998. In addition, there were approximately $1.2 million of maintenance charges recorded in the first quarter of the year-earlier period associated with the return of two leased aircraft to the lessors. Excluding the one-time charges in the year-earlier period, on a block hour basis, maintenance expense decreased by 7% in the first quarter of 1998 compared to the first quarter of 1997.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $1.2 million in the first quarter of 1998 compared to $7.8 million in the same period of 1997, or a decrease of approximately 84%. During the first quarter of 1998, the Company leased one aircraft as compared to the first quarter of 1997 in which the Company leased five aircraft. In addition, the Company did not incur any cost for engine rentals in the first quarter of 1998 due to the increase in spare engines over the year-earlier period.

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

      Fuel and ground handling costs decreased by 37% to $2.0 million for the first quarter of 1998 from $3.2 million for the first quarter of 1997. This was primarily due to a 38% decrease in scheduled service, charter and other non-ACMI block hours to 379 block hours in the first quarter of 1998 from 614 block hours in the year-earlier period.

        Depreciation   and   amortization   expense   includes
depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $12.2 million in the first quarter of 1998 from $9.5 million in the same period of 1997, or approximately 29%. This increase reflects the increase in owned aircraft and engines for the first quarter of 1998 over the same period in 1997.

      Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs.

     Other operating expenses increased to $8.8 million in the first quarter of 1998 from $8.0 million in the same period of 1997, or approximately 11%, reflecting the increase in the Company's operations. On a block hour basis, these expenses increased to $573 per hour in the first quarter of 1998 from
$517 per hour in the same period of 1997, or 11%. This increase in cost was due primarily to additional personnel and other resources necessary to properly manage the Company's increased operations and to prepare for the introduction of the 747-400 aircraft into the Company's fleet in the second half of 1998.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income decreased to $1.7 million in the first quarter of 1998 from $1.9 million in the same period of 1997, primarily due to the use of the Company's cash and cash equivalents and short-term investments for the purchase of aircraft and general corporate purposes. Interest expense increased to $14.8 million in the first quarter of 1998 from $11.2 million in the same period of 1997, or approximately 32%, resulting from the increase in financed flight equipment between these periods.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 37.0% during the first quarter of 1998 and 36.5% during the first quarter of 1997. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of the Company's tax provision in the first quarters of 1998 and 1997 is deferred.

Liquidity and Capital Resources

      At March 31, 1998, the Company had cash and cash equivalents of approximately $62.0 million, short-term investments of approximately $28.4 million and working capital of approximately $6.2 million. During the first quarter of 1998, cash and cash equivalents increased approximately $20.6 million, principally reflecting cash provided from operations of $22.0 million, proceeds from equipment financings of $6.8 million, net proceeds from the maturity and purchase of short-term investments of $83.3 million and proceeds from the exercise of stock options of $1.0 million, partially offset by investments in flight and other equipment of $63.2 million, principal reductions of indebtedness of $7.7 million and deferred lease costs associated with the financing of the 747-400 freighter aircraft of $21.6 million.

     In June 1997, the Company entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by GE engines. The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. The Company expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $155 million, approximately $136.1 million of which was paid as of March 31, 1998. For the remainder of 1998 and for the year 1999, the Company expects to pay $36.6 million and $42.6 million, respectively, in accordance with the pre-delivery deposits schedule. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of March 31, 1998, there was $225.9 million of deferred aircraft obligations outstanding and the combined interest rate was 7.8%.

     In January and February 1998, pursuant to an early lease termination agreement negotiated in November 1997, the Company delivered to Boeing for modification to cargo configuration the aircraft acquired from Marine Midland Bank in December 1996 and the aircraft acquired from Citicorp Investor Lease, Inc. in May 1997. The first aircraft was re-delivered to the Company at the end of April 1998 and the second aircraft is expected to be re-delivered to the Company early in the third quarter of 1998. The financing for the modification to cargo configuration is secured under the Aircraft Acquisition Credit Facility (as defined in the Company's Form 10-K for 1997), for which the Company borrowed a total of $3.3 million during the first quarter of 1998 with respect to these aircraft. At the end of April 1998, the Company borrowed an additional $13.8 million associated with the final payment for the modification of the first aircraft upon its re-delivery to the Company.

     In February 1998, the Company completed an offering of $538.9 million of Pass Through Certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's consolidated financial statements. The cash proceeds from the transaction were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of five of the 10 new 747-400 freighter aircraft from Boeing scheduled to be delivered to the Company during the period July 1998 through December 1998. In connection therewith, the Company intends to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with the fluctuations in interest rates, which are the basis for the pricing of the EETCs which were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which will be amortized over the expected twenty-year life associated with this financing. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the remaining five 747-400 freighter aircraft, or if such financing is available, that it will be available on a commercially reasonable basis. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company.

     In  April  1998, the Company consummated the offering  of
$175  million of unsecured      9 1/4% Senior Notes  at  99.867%
due 2008 (the "9 1/4% Senior Notes"). The proceeds of the offering will be used to repay $80 million of the Aircraft
Acquisition   Credit  Facility  and  for   general   corporate
purposes, which may include the partial funding of the redemption of the Company's outstanding 12 1/4% Pass Through Certificates due 2002 (the "Equipment Notes"), which are subject to redemption at the option of the Company on or after
December  1,  1998.   Interest on the 9  1/4%  Senior  Notes  is
payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, pursuant to a defined
schedule.    The   9   1/4%  Senior  Notes  are   unsubordinated
indebtedness of the Company, ranking pari passu  in  right  of
payment   with   all   existing  and   future   unsubordinated
indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The 9 1/4% Senior Notes are effectively subordinated, however, to all secured indebtedness of the Company and all existing and future liabilities of the Company's subsidiaries.

     The Company recently entered into a sublease and ramp use agreement with American Airlines, Inc. for 145,000 square feet of hangar, office and parking space at Miami International Airport in support of the Company's increased operations. The lease is for a period in excess of four years and commences July 1, 1998, at a monthly rate of approximately $105,000, subject to an annual escalation factor.

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

     Under  the  FAA's  Directives  issued  under  its  "Aging
Aircraft"   program,  the  Company  is  subject  to  extensive
aircraft examinations and may be required to undertake structural modifications to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Eleven of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives within the next three years at an estimated total cost of approximately $5.5 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Between now and the year 2000, only one aircraft will require modification and nine additional aircraft will require modification prior to the year 2009. The remaining eight aircraft in service have already undergone such modifications. The one aircraft undergoing modification to freighter configuration will receive the Nacelle Strut
Modification as part of the freighter conversion. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

     The Company has initiated a review of its internal information systems for any Year 2000 transition problems through a company-wide effort, assisted by Year 2000 experienced consultants, to address internal Year 2000 system issues and, jointly with industry trade groups, to address issues related to key business partners which are common to other air carriers. The Company has not completed the development of the remediation approach for all affected areas. As a result, the Company cannot estimate what the total cost will be to implement remediation efforts for all critical operational systems. However, due to the Company's relatively young systems, the Company's advanced client server and data base architecture, and the Company's partial reliance on vendor stated Year 2000 compliant third-party systems, the Company is confident that such remediation efforts will not be material. The Company expects to complete the assessment and development stages of this plan by mid-1998, at which time it expects to be able to make a reasonable cost estimate. Implementation of all remediation efforts is scheduled to be completed in early 1999.

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

       The Company is finalizing negotiations for the refinancing of one aircraft in the amount of approximately $45 million, currently financed under the Aircraft Acquisition Credit Facility. There is no assurance that this refinancing will be completed.

     From time to time the Company engages in discussions with third parties regarding possible acquisitions of aircraft that could expand the Company's operations. The Company is in discussions with third parties for the possible acquisition of additional aircraft for delivery in 1998 and beyond.

      The Company believes that cash on hand, the cash flow generated from its operations and the proceeds from the May 1996 public offering of its Common Stock, the August 1997 placement of the Senior Notes and the April 1998 placement of the 9 1/4% Senior Notes, coupled with availability under the Aircraft Acquisition Credit Facility and the proceeds of the EETCs, will be sufficient to meet its normal ongoing liquidity needs, at least through 1998.

Forward-looking Information

     To the extent that any of the statements contained herein relating to the Company's expectations, assumptions and other Company matters are forward-looking, they are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks associated with: worldwide business and economic conditions; product demand and the rate of growth in the air cargo industry; the impact of competitors and competitive aircraft and aircraft financing availability; the ability to attract and retain new and existing customers; normalized aircraft operating costs and reliability; management of growth; the continued productivity of its workforce; dependence on key personnel; and regulatory matters. For additional information regarding these and other risk factors, reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
              ATLAS AIR, INC. AND SUBSIDIARIES





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




                       ATLAS AIR, INC.
                        (Registrant)




Date:  May 11, 1998 By:  /s/ Stephen C. Nevin
                         Stephen C. Nevin
                         Vice President and Chief Financial
                          Officer
                         Principal Accounting Officer