Form 10-K/A
period 1997-12-31
ATLAS AIR INC
filed 1998-07-23
CIK 941552

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     (a)(2) FINANCIAL STATEMENT SCHEDULES


Index to Financial Statement Schedules......................  F-25
Report of Independent Public Accountants....................  F-26
Supplemental Schedule.......................................  F-27


     (a)(3) LIST OF EXHIBITS.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +2.1          -- Plan of Reorganization and Merger Agreement dated as of
                            July 12, 1995 by and between Holdings and the Company.
           +3.2          -- Restated Certificate of Incorporation of the Company.
           +3.3          -- Amended and Restated By-Laws of the Company.
          ++4.1          -- Form of Indenture between the Company and First Fidelity
                            Bank, N.A., as Trustee.
          ++4.2          -- Form of Second Indenture between the Company and First
                            Fidelity Bank, N.A., as Trustee.
          ++4.3          -- Form of Pass Through Trust Agreement between the Company and First Fidelity Bank, N.A., as Trustee (with form of
                            Pass Through Certificate attached as exhibit thereto).
          ++4.4          -- Form of Pass Through Agreement between the Company and
                            First Fidelity Bank, N.A., as Trustee (with form of Pass
                            Through Certificate attached as exhibit thereto).
          +10.14         -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
          +10.15         -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
          +10.16         -- Atlas Air, Inc. Employee Stock Purchase Plan.
          +10.17         -- Atlas Air, Inc. Profit Sharing Plan.
          +10.18         -- Atlas Air, Inc. Retirement Plan.
         ++10.19         -- Employment Agreement between the Company and Michael A.
                            Chowdry.
         ++10.20         -- Employment Agreement between the Company and Richard H.
                            Shuyler.
         ++10.23         -- Employment Agreement between the Company and James T.
                            Matheny.
          +10.26         -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
          +10.30         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYS.
          +10.31         -- Conditional Sales Agreement dated as of September 22,
                            1994 by and between Lufthansa and the Company relating to
                            B747-230 aircraft, registration D-ABYL.
          *10.36         -- Aircraft Purchase Agreement, dated as of January 19, 1996 between Langdon Asset Management, Inc. and the Company.
        ***10.52         -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendlerman.
        ***10.53         -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
        ***10.54         -- Second Amended and Restated Credit Agreement among the
                            Company and the Lenders listed therein, Goldman Sachs
                            Credit Partners L.P. (as syndication agent) and Bankers
                            Trust Company (as Administrative Agent) dated February
                            28, 1997.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
   ***/****10.55         -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
         **10.56         -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.
         **10.58         -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
         **10.59         -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
         **10.60         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
         **10.61         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
         **10.62         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
         **10.63         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
         **10.64         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
         **10.65         -- Lease Agreement between Atlas Freighter Leasing Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
         **10.66         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.
         **10.67         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent relating to B747-200 aircraft U.S.
                            Registration No. N507MC.
         **10.68         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
         **10.69         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.
         **10.70         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
         **10.71         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
         **10.72         -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
         **10.73         -- Purchase Agreement, dated August 8, 1997, between the
                            Company and BT Securities Corporation relating to the
                            10 3/4% Senior Notes.
         **10.74         -- Registration Rights Agreement, dated August 13, 1997,
                            between the Company and BT Securities Corporation
                            relating to the 10 3/4% Senior Notes.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.75         -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.
         **10.76         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
         **10.77         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
         **10.78         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
         **10.79         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
         **10.80         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.
         **10.81         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
         **10.82         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.
         **10.84         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
         **10.85         -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997.
    **/****10.86         -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
         **10.87         -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
      *****10.88         -- Placement Agreement, dated January 26, 1998, among the
                            Company, Morgan Stanley & Co. Incorporated, BT Alex.
                            Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.
      *****10.89         -- Registration Rights Agreement, dated February 9, 1998,
                            among the Company, Morgan Stanley & Co. Incorporated, BT
                            Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette
                            Securities Corporation and Goldman, Sachs & Co. relating
                            to the Pass Through Certificates Series 1998-1.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      *****10.90         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.
      *****10.91         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
      *****10.92         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.
      *****10.93         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
      *****10.94         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
      *****10.95         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
      *****10.96         -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
      *****10.97         -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
      *****10.98         -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary
      *****10.99         -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
      *****10.100        -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
      *****10.101        -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
      *****10.102        -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of July, 1998.


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


                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

               /s/ MICHAEL A. CHOWDRY                    Chairman of the Board of              July 23, 1998
-----------------------------------------------------      Directors, Chief Executive
                 Michael A. Chowdry                        Officer and President

               /s/ RICHARD H. SHUYLER                    Executive Vice President --           July 23, 1998
-----------------------------------------------------      Strategic Planning, Treasurer
                 Richard H. Shuyler                        and Director

              /s/ LAWRENCE W. CLARKSON                   Director                              July 23, 1998
-----------------------------------------------------
                Lawrence W. Clarkson

                   /s/ BRIAN ROWE                        Director                              July 23, 1998
-----------------------------------------------------
                     Brian Rowe

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-26
Supplemental Schedule.......................................  F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Atlas Air, Inc.:



     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Atlas Air, Inc. and subsidiaries as of December 31, 1997 and 1996 and for the three years in the period ended December 31, 1997, included in this Form 10-K and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP



Denver, Colorado


February 13, 1998

                                                                     SCHEDULE II



                        ATLAS AIR, INC. AND SUBSIDIARIES



                       VALUATION AND QUALIFYING ACCOUNTS



                                               BALANCE AT    CHARGED TO
                                              BEGINNING OF   COSTS AND                    BALANCE AT END
      ALLOWANCE FOR DOUBTFUL ACCOUNTS            PERIOD       EXPENSES    DEDUCTIONS(1)     OF PERIOD
      -------------------------------         ------------   ----------   -------------   --------------
1997........................................      $621         $9,791        $1,137           $9,275
1996........................................       624             --             3              621
1995........................................        67            557            --              624


---------------


(1) Uncollectible accounts written off, net of recoveries.