Form 10-Q
period 1998-06-30
ATLAS AIR INC
filed 1998-08-13
CIK 941552

3






                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998

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

                                   [ x ]   Yes         [   ]   No

As of August 3, 1998 the Registrant had 22,442,941 shares of $.01 par value Common Stock outstanding.

                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets-
             June 30, 1998 and December 31, 1997

          Consolidated Statements of Operations-
             Six Months Ended June 30, 1998 and 1997

          Consolidated Statements of Cash Flows-
             Six Months Ended June 30, 1998 and 1997

          Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule

          Signatures
                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                            June 30,     December 31,
                                              1998           1997
                                           (Unaudited)
                 ASSETS
Current assets:
     Cash and cash equivalents            $    173,500   $      41,334
     Short-term investments                     33,333         111,635
     Accounts receivable and other, net         47,215          55,702
          Total current assets                 254,048         208,671
Property and equipment:
     Flight equipment                        1,429,651       1,154,562
     Other                                       8,374           7,607
                                             1,438,025       1,162,169
     Less accumulated depreciation            (113,916)       (98,959)
           Net property and equipment        1,324,109       1,063,210
Other assets:
     Debt issuance costs, net of
      accumulated amortization                  24,675          21,705
     Deferred lease costs                       22,324              --
     Deposits and other                          3,526           3,829
                                                50,525          25,534
               Total assets                 $1,628,682      $1,297,415


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt $ 54,373 $ 40,049 Accounts payable and accrued
      expenses                                  83,701          88,105
     Income tax payable                          8,143             154
          Total current liabilities            146,217         128,308
Long-term debt, net of current portion         901,642         736,026
Deferred aircraft obligations                  295,923         163,167
Deferred income tax payable                     31,841          31,085
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $1 par value;
      10,000,000 shares authorized;
      no shares issued                              --              --
     Common Stock, $0.01 par value;
      50,000,000 shares authorized;
      22,511,659 and 22,450,229 shares
      issued, respectively                         225             225
     Additional paid-in capital                177,288         176,253
     Retained earnings                          78,187          62,803
     Treasury Stock, at cost; 75,336
      and 19,073 shares, respectively           (2,641)          (452)
          Total stockholders' equity           253,059         238,829
               Total liabilities and
                stockholders' equity        $1,628,682      $1,297,415


  The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                  Quarter Ended      Six Months Ended
                                     June 30,            June 30,
                                  1998      1997      1998      1997
Revenues:
   Contract services          $  85,567  $  86,978 $ 163,178 $ 163,795
   Scheduled services                11      3,428       196     6,680
   Charters and other             2,372      3,496     4,210     5,476
      Total operatin revenues    87,950     93,902   167,584   175,951

Operating expenses:
   Flight crew salaries and
    benefits                      7,692      7,129    14,449    13,947
   Other flight-related
    expenses                      5,458      7,355    11,977    13,722
   Maintenance                   20,995     31,684    41,516    55,011
   Aircraft and engine
    rentals                         945      7,709     2,186    15,485
   Fuel and ground handling       1,745      3,949     3,747     7,128
   Depreciation and
    amortization                 13,007      9,696    25,237    19,174
   Other                          6,590      9,934    15,411    17,896
     Write-off of capital
      investment and other            -     27,100        --    27,100
        Total operating
         expenses                56,432    104,556   114,523   169,463
Operating income (loss)          31,518   (10,654)   53,061      6,488
Other income (expense):
     Interest income              2,931      1,582     4,592     3,491
     Interest expense           (18,410)  (12,490)  (33,185)  (23,647)
                                (15,479)  (10,908)  (28,593)  (20,156)
Income (loss) before income
taxes                            16,039   (21,562)   24,468   (13,668)
(Provision for) benefit from
income taxes                     (5,934)    7,870    (9,053)    4,989
Income (loss) before
extraordinary item               10,105   (13,692)   15,415    (8,679)

Extraordinary item:
  Gain from extinguishment
   of debt, net of
   applicable taxes of $9,622        --     16,740        --    16,740
Net income                     $ 10,105  $   3,048 $  15,415 $   8,061

Basic earnings per share:
  Income (loss) before
   extraordinary item          $    0.45  $  (0.61)  $    0.69  $ (0.39)
  Extraordinary item                 --       0.75         --      0.75
     Net income                $    0.45  $   0.14   $    0.69  $  0.36
Weighted average common
 shares outstanding              22,471     22,450    22,474    22,450

Diluted earnings per share:
   Income (loss) before
    extraordinary item         $    0.45  $  (0.61)  $    0.68  $  (0.39)
   Extraordinary item                --       0.75        --      0.75
   Net income                  $    0.45  $    0.14  $    0.68  $    0.36
Weighted average common shares
outstanding                      22,597     22,542    22,577    22,542

  The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                         Six Months Ended
                                             June 30,
                                       1998           1997
Operating activities:
Net income                           $    15,415     $    8,061
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation and amortization           25,411         19,861
  Amortization of debt issuance
   costs                                   2,606          1,530
  Gain on sale of property and
   equipment                                  --        (1,366)
  Write-off of capital investment
   and other                                  --         27,100
  Change in deferred income tax
   payable                                   756          2,141
  Extraordinary gain                          --       (26,362)
  Changes in operating assets and
   liabilities:
    Accounts receivable and other          8,487        (9,335)
    Deposits and other                       303          1,484
    Accounts payable and accrued
     expenses                            (4,404)          7,022
    Income tax payable                     7,989        (5,431)

         Net cash provided by
          operating activities            56,563         24,705

Investment activities:
Purchase of property and
equipment                              (153,554)      (193,244)
Sale of property and equipment                --          3,750
Purchase of short-term
 investments                            (44,594)       (81,008)
Maturity of short-term
 investments                             122,896        115,523
         Net cash used in
          investing activities          (75,252)      (154,979)

Financing activities:
Issuance of Common Stock                   1,035             --
Purchase of Treasury Stock               (2,632)          (368)
Issuance of Treasury Stock                   412            327
Borrowings on notes payable              195,408        372,483
Principal payments on notes
 payable                                (15,468)      (237,031)
Debt issuance costs                      (5,576)        (5,362)
Deferred lease costs                    (22,324)             --
         Net cash provided by
          financing activities           150,855        130,049

Net increase (decrease) in cash          132,166          (225)
Cash and cash equivalents at
 beginning of period                      41,334          9,793
Cash and cash equivalents at end
 of period                            $  173,500       $  9,568


     The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company") as of June 30, 1998 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1997 audited financial statements included in its Annual Report on Form 10-K.

2.   Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

3.   Recently Issued Accounting Standards

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Once the capitalization criteria of SOP 98-1 have been met, certain internal and external direct costs of materials, services and interest should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes that the application of SOP 98-1 will not have a material impact on its financial statements.

     In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Presently, the Company is deferring certain start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into the Company's fleet. The Company expects that the net of tax effect of the application of SOP 98-5 in the first quarter of 1999 to be in the range of $2 million to $3 million.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after June 15, 1998. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No.133 could increase volatility in earnings and other comprehensive income.

4.   Short-Term Investments

     Proceeds from the secondary public offering of the Company's Common Stock in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost in the statement of financial position only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of June 30, 1998 (in thousands):


                                  Gross       Gross    (Amortizat
                    Aggregate  Unrealized  Unrealized     ion)
   Security Type       Fair      Holding     Holding    Accretion
                      Value       Gains      Losses

Medium Term Notes   $   4,997   $       -- $        2   $       1
U.S.     Government     7,098            1           1         91
Agencies
Corporate Notes          5,713                      --        (4)
Market      Auction     15,100          --          --         --
Preferreds
     Totals          $  32,908  $        1   $       3    $    88

In addition, there was approximately $423,000 of accrued interest on Short-Term Investments at June 30, 1998. Interest earned on these investments and maturities of these investments are reinvested in similar securities and cash equivalents. In April 1998, the Company invested approximately $169.5 million of proceeds from the sale of its 9 1/4% Senior Notes in similar securities (see Note 5).

5.   Commitments and Contingencies

     In June 1997, the Company entered into an agreement with The Boeing Company ("Boeing") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from General Electric ("GE"), with options to purchase up to 10 additional 747-400
aircraft  (the  "Boeing Purchase Agreement").   The  Company  has
arranged leveraged lease financing for the first three of the 747-400 freighter aircraft to be delivered (see EETCs discussed below). The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, the Company expects the maximum total amount
of   pre-delivery  deposits  at  any  time  outstanding  will  be approximately $162.3 million, which was paid as of June 30, 1998. Upon each delivery, Boeing will refund to the Company the pre-delivery deposits associated with the delivered 747-400 freighter
aircraft.   For the remainder of 1998 and for the year 1999,  the
Company   expects  to  pay  $39.9  million  and  $11.8   million,
respectively,  in  pre-delivery deposits in accordance  with  the
firm  order  pre-delivery deposits schedule.   In  addition,  the
Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of June 30, 1998, there was $288.9 million of deferred aircraft obligations outstanding, which is the expected maximum total amount of deferred aircraft obligations at any time, based on the current expected firm aircraft delivery schedule, and the combined interest rate was approximately 7.8%.

     In January and February 1998, pursuant to an early lease termination agreement negotiated in November 1997 with Philippine Airlines ("PAL"), the Company delivered to Boeing for modification to cargo configuration the aircraft acquired from Marine Midland Bank in December 1996 and the aircraft acquired from Citicorp Investor Lease, Inc. in May 1997. The first aircraft was re-delivered to the Company at the end of April 1998 and the second aircraft was re-delivered to the Company in July 1998. The financing for the modification to cargo configuration was provided under the Aircraft Acquisition Credit Facility (as defined in the Company's Form 10-K for 1997), under which the Company borrowed a total of $3.3 million during the first quarter of 1998 with respect to these aircraft. In April 1998 and July 1998, the Company borrowed an additional $13.8 million and $17.2 million, respectively, to pay for the final costs of conversion for these two aircraft.

     In February 1998, the Company completed an offering of $538.9 million of Pass Through Certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's consolidated financial statements. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with the fluctuations in interest rates, which are the basis for the pricing of the EETCs which were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which will be amortized over the expected twenty-year life associated with this financing. The cash proceeds from the EETCs were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the acquisition of the first five of the 10 new 747-400 freighter aircraft from Boeing scheduled to be delivered to the Company during the period July 1998 through December 1998. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the remaining five 747-400 freighter aircraft, or if such financing is available, that it will be available on a commercially reasonable basis. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company. In connection with the EETCs, the Company intends to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft. The Company has arranged for equity participation for the first three 747-400 freighter aircraft deliveries, of which one occurred at the end of July 1998, one occurred in August 1998 and one is scheduled to occur in October 1998.

     In March 1998, the Company entered into two 10-year agreements with GE to provide all repair and overhaul work on the engines related to both the 10 firm and 10 option 747-400 freighter aircraft. These agreements are based on a fixed cost per flight hour, similar to the Company's engine agreement with GE for its 747-200 fleet.

     In  April 1998, the Company consummated the offering of $175
million of unsecured      9 1/4% Senior Notes at 99.867% due 2008
(the "9 1/4% Senior Notes"). The proceeds of the offering will be used to repay $80 million of the Aircraft Acquisition Credit Facility and for general corporate purposes, which may include
the   partial   funding  of  the  redemption  of  the   Company's
outstanding 12 1/4% Pass Through Certificates due 2002 (the "Equipment Notes"), which are subject to redemption at the option of the Company on or after December 1, 1998. Interest on the 9 1/4% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, pursuant to a defined schedule. The 9 1/4% Senior Notes are senior indebtedness of the Company, ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all subordinated
indebtedness  of  the  Company.   The  9 1/4%  Senior  Notes   are
effectively subordinated, however, to all secured indebtedness of the Company and all existing and future liabilities of the Company's subsidiaries.

     In April 1998, the Company entered into a sublease and ramp use agreement with American Airlines, Inc. for 145,000 square feet of hangar, office and parking space at Miami International Airport in support of the Company's increased operations. The lease is for a period in excess of four years and commences July 1, 1998, at a monthly rate of approximately $105,000, subject to an annual escalation factor. Additionally, effective August 1, 1998 the Company leased an additional 5,000 square feet at its existing facility located at John F. Kennedy International Airport ("JFK") with a monthly rate increase to approximately $70,000.

     In May 1998, the Company agreed to purchase a Boeing Business Jet ("BBJ") from Boeing for approximately $30 million. As of June 30, 1998, the Company had paid approximately $9.0 million in pre-delivery deposits and there was approximately $7.0 million of deferred aircraft obligations outstanding for which the interest rate was approximately 7.8%.

      In June 1998, the Company entered into an agreement with Lufthansa Technik Aktiengesellschaft ("Lufthansa Technik") by which Lufthansa Technik will provide all required maintenance for the Company's initial order of 10 747-400 freighter aircraft, plus any additional 747-400 freighter aircraft the Company purchases pursuant to its option in the Boeing Purchase Agreement, on a "power by the hour" basis for 10 years, with a provision for the Company to terminate the agreement as of June 2003.

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and may be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Six of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $3.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Twelve aircraft in the Company's fleet have already undergone the major portion of such modifications. The remaining seven aircraft in service will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

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

     In March 1997, Air Support International, Inc. ("ASI") filed a complaint against the Company in the U.S. District Court, Eastern District of New York alleging actual and punitive damages of approximately $13.5 million arising from the Company's refusal to pay commissions which ASI claims it is owed for allegedly arranging certain contracts between the Company and its customers. The Company intends to vigorously defend against all of ASI's claims.

6.   Subsequent Events

     In July 1998, the Company secured permanent financing in the amount of $38.9 million from Banc One Leasing Corporation for one of the aircraft originally financed under the Aircraft Acquisition Credit Facility. The new financing carries a term of 10 years at an annual interest rate of approximately 7.5% with quarterly debt service payments.

      In July 1998, the Company purchased a 747-200 freighter aircraft from Air France Partnairs Leasing N.V. for which the Company financed approximately $31.3 million through the Aircraft Acquisition Credit Facility. This aircraft is currently being leased to a third-party with a scheduled lease termination at the end of January 1999.

     At the end of July 1998 and in August 1998, the Company took delivery of the first and second of 10 747-400 freighter aircraft it has contracted to acquire under the Boeing Purchase Agreement. Financing for these aircraft was provided through leveraged leases, utilizing a portion of the funding provided by proceeds from the EETCs discussed above. The Company has entered into long-term contracts with British Airways World Cargo ("British Airways') and Cargolux Airlines International, S.A. ("Cargolux") for the operation of the first and second 747-400 freighter aircraft, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company provides airport-to-airport cargo transportation services throughout the world to major international air carriers generally under three- to five-year fixed-rate contracts which
typically  require  that  the  Company  supply  aircraft,   crew,
maintenance and insurance (the "ACMI Contracts"). The cargo operations of the Company's airline customers are seasonal in nature, with peak activity occurring traditionally in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and first quarter holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain of the Company's customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with the Company, and are expected to continue to do so in the future. As a result, the Company's revenues typically decline in the first quarter of the year as its contractual aircraft utilization level temporarily decreases. The Company seeks to schedule, to the extent possible, its major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

       The aircraft acquisitions, lease arrangements and modification schedule are described in Note 6 of the Company's December 31, 1997 consolidated financial statements. The timing of when an aircraft enters the Company's fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period.

      The table below sets forth selected financial and operating data for the first and second quarters of 1998 and 1997 (dollars in thousands).

                           1998                          1997
                Cumu-      2nd       1st      Cumu-      2nd       1st
                lative   Quarter   Quarter    lative   Quarter   Quarter
Total
operating
revenues       $167,584   $87,950   $79,634  $175,951   $93,902   $82,049
Operating
expenses        114,523  56,432      58,091   169,463   104,556    64,907
Operating
income (loss)    53,061    31,518    21,543     6,488  (10,654)    17,142
Other income
(expense)      (28,593)  (15,479)  (13,114)  (20,156)  (10,908)   (9,248)
Net income       15,415    10,105     5,310     8,061     3,048     5,013
Block hours      32,216    16,828    15,388    32,984    17,541    15,443
Average
aircraft
operated           17.3      17.7      17.0      18.4      19.5      17.2
Operating
margin
(deficit)         31.7%     35.8%     27.1%      3.7%   (11.4)%     20.9%

Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended June 30, 1998 decreased to $88.0 million from $93.9 million for the same period in 1997, or approximately 6%. This reflected the decline in the average number of aircraft in the Company's fleet during the second quarter of 1998, to 17.7 aircraft compared to 19.5 during the same period in 1997, or a decrease of approximately 9%. Total block hours for the second quarter of 1998 were 16,828 compared to 17,541 for the same period in 1997, a decrease of approximately 4%, principally reflecting higher utilization per average aircraft period over period. Revenue per block hour decreased by approximately 2% to $5,226 for the second quarter of 1998 compared to $5,353 for the second quarter of 1997. This was substantially due to the decrease in the volume of scheduled service operations period over period, for which the rate per block hour is higher due to additional operating costs borne by the Company under such arrangements. Scheduled service operations are performed on an ad hoc basis and are dependent upon excess availability of the Company's aircraft and customer demand.

      The Company's operating results improved from a $10.7 million operating loss for the second quarter of 1997 to an operating profit of $31.5 million for the second quarter of 1998. Results of operations were favorably impacted by lower maintenance costs due to the return upon lease termination at the beginning of 1998 of the five aircraft which the Company had leased from Federal Express Corporation (the "FedEx Aircraft"). The FedEx Aircraft experienced significantly higher maintenance costs and were less reliable compared to the other aircraft in the Company's fleet. In addition, operating results improved due to the increase in the percentage of owned aircraft compared to leased aircraft in the Company's fleet period over period. Net income of $3.0 million for the second quarter of 1997 increased by 232% to a net income of $10.1 million for the second quarter of 1998.

      Total operating revenues for the six months ended June 30, 1998 decreased to $167.6 million from $176.0 million for the same period in 1997, or approximately 5%. This reflected the decline in the average number of aircraft in the Company's fleet during the first half of 1998, to 17.3 aircraft compared to 18.4 during the same period in 1997, a decrease of approximately 6%. Total block hours for the first half of 1998 were 32,216 compared to 32,984 for the same period in 1997, a decrease of approximately 2%, principally reflecting higher utilization per average aircraft period over period. Revenue per block hour decreased by approximately 3% to $5,202 for the first six months of 1998 compared to $5,334 for the same period in 1997. This was substantially due to the decrease in the volume of scheduled service operations period over period, as discussed above.

      The Company's operating results improved by approximately 718% from a $6.5 million operating profit for the first six months of 1997 to an operating profit of $53.1 million for the first six months of 1998. Results of operations were favorably impacted by lower maintenance costs due to the return of the FedEx Aircraft upon lease termination at the beginning of 1998, as discussed above. In addition, operating results improved due to the increase in the percentage of owned aircraft compared to leased aircraft in the Company's fleet period over period. Net income of $8.1 million for the first half of 1997 increased by 91% to a net income of $15.4 million for the first half of 1998.

Operating Expenses

      The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

      Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Flight crew salaries and benefits increased to $7.7 million in the second quarter of 1998 compared to $7.1 million in the same period of 1997, or approximately 8%, due to certain increased staffing associated with overall operational requirements and with the planned introduction of the 747-400 freighter aircraft into the Company's fleet in the second half of 1998, which were partially offset by the lower block hours period over period. On a block hour basis, this expense increased by approximately 13% to $457 per hour for the second quarter of 1998 from $406 per hour for the same period in 1997. For the first six months of 1998, actual expense increased by approximately 4%, from $13.9 million to $14.4 million. On a block hour basis, this expense increased to $449 per hour from $423 per hour for the same period in 1997, or approximately 6%.

      Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747 aircraft, crew travel and meal expenses, initial and recurring crew training
costs   and  other  expenses  necessary  to  conduct  its  flight
operations.

      Other flight-related expenses decreased to $5.5 million in the second quarter of 1998 compared to $7.4 million for the same period of 1997, and to $12.0 million in the six months ended June 30, 1998 compared to $13.7 in the six months ended June 30, 1997, or approximately 26% and 13%, respectively. These decreases were primarily due to lower insurance costs and a decrease in block hours period over period. On a block hour basis, other flight-related expenses declined by approximately 23% to $324 per hour for the second quarter of 1998 compared to $419 per hour for the same period in 1997, and by approximately 11% to $372 per hour for the six months ended June 30, 1998 compared to $416 per hour for the same period in 1997.

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

     Maintenance expense decreased to $21.0 million in the second quarter of 1998 from $31.7 million in the same period of 1997, and to $41.5 million in the six months ended June 30, 1998 from $55.0 million in the six months ended June 30, 1997, or approximately 34% and 25%, respectively. These decreases were primarily due to the return of the FedEx Aircraft upon lease termination at the beginning of the first quarter of 1998. On a block hour basis, maintenance expense decreased by approximately 31% and 23%, respectively, primarily due to higher maintenance costs associated with the FedEx Aircraft in the 1997 periods compared to the other aircraft in the Company's fleet.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $.9 million in the second quarter of 1998 compared to $7.7 million in the same period of 1997, and were $2.2 million in the first half of 1998 compared to $15.5 million in the first half of 1997, or a decrease of approximately 88% and 86%, respectively. During the second quarter of 1998 and for the first half of 1998, the Company leased one aircraft as compared to the second quarter of 1997 and the first half of 1997 in which the Company leased six aircraft and five aircraft, respectively. The cost of engine rentals in the 1998 and 1997 periods was insignificant, due to additional spare engines purchased by the Company in prior periods.

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

      Fuel and ground handling costs decreased by approximately 56% to $1.7 million for the second quarter of 1998 from $3.9 million for the second quarter of 1997, and decreased by approximately 47% to $3.7 million for the first half of 1998 from $7.1 million for the first half of 1997. These decreases were primarily due to an approximate 64% decrease in scheduled service, charter and other non-ACMI block hours in the second quarter of 1998 compared to the second quarter of 1997, and an approximate 51% decrease in such non-ACMI block hours in the first half of 1998 compared to the first half of 1997.

      Depreciation and amortization expense includes depreciation
on   aircraft,  spare  parts  and  ground  equipment,   and   the
amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $13.0 million in the second quarter of 1998 from $9.7 million in the same period of 1997, and to $25.2 million in the first half of 1998 from $19.2 million in the year-earlier period, or approximately 34% and 32%, respectively. These increases reflect the increase in owned aircraft, engines and spare parts for the second quarter of 1998 and the first half of 1998 over the same periods in 1997. In addition, Other Revenues include $0.2 million of depreciation for the first quarter of 1998 associated with the net lease of two aircraft, which were in passenger configuration during 1997 and the beginning of 1998, compared to $0.4 million and $0.7 million of depreciation for the second quarter of 1997 and the first half of 1997, respectively.

       Other operating expenses include salaries, wages and benefits for all employees other than pilots; accounting and legal expenses; supplies; travel and meal expenses, excluding those of the aircraft crews; commissions; and other miscellaneous operating costs.

      Other operating expenses decreased to $6.6 million in the second quarter of 1998 from $9.9 million in the same period of 1997, and to $15.4 million for the first half of 1998 from $17.9 million for the same period of 1997, or approximately 34% and 14%, respectively. On a block hour basis, these expenses decreased to $392 per hour in the second quarter of 1998 from
$566 per hour in the same period of 1997, and to $478 per hour for the first half of 1998 from $543 per hour in the same period of 1997, or approximately 31% and 12%, respectively. These decreases in cost from the prior year periods were due primarily to the capitalization of certain start-up costs in the second quarter of 1998 associated with the planned introduction of the 747-400 aircraft and certain manufacturer credits, partially offset by increased staffing and other resources associated with the expansion of the Company's operations.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $2.9 million in the second quarter of 1998 from $1.6 million in the same period of 1997, and to $4.6 million for the first six months of 1998 from $3.5 million for the first six months of 1997, primarily due to the investment of proceeds from the Company's issuance of the 9 1/4% Senior Notes (as defined) in April 1998. Interest expense increased to $18.4 million in the second quarter of 1998 from $12.5 million in the same period of 1997, and to $33.2 million in the first half of 1998 from $23.6 million in the year-earlier period, or approximately 47% and 40%, respectively. These increases resulted from the financing associated with the acquisition of additional aircraft and the costs of conversion to freighter configuration between these periods and the issuance of the 9 1/4 % Senior Notes in April 1998.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 37.0% during the second quarter and first half of 1998 and 36.5% during the second quarter and first half of 1997. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of the Company's tax provision for the 1998 and 1997 periods is deferred.

Liquidity and Capital Resources

      At June 30, 1998, the Company had cash and cash equivalents of approximately $173.5 million, short-term investments of approximately $33.3 million and working capital of approximately $107.8 million. During the first half of 1998, cash and cash equivalents increased approximately $132.2 million, principally reflecting cash provided from operations of $56.6 million, proceeds from debt issuance and equipment financings of $195.4 million, net proceeds from the maturity and purchase of short-term investments of $78.3 million and proceeds from the exercise of stock options of $1.0 million, partially offset by investments in flight and other equipment of $153.6 million, principal reductions of indebtedness of $15.5 million, debt issuance costs of $5.5 million, net treasury stock purchases of $2.2 million and deferred lease costs associated with the financing of the 747-400 freighter aircraft of $22.3 million. The Company's overall borrowing level increased to $956.0 million at June 30, 1998 from $776.1 million at December 31, 1997.

     In June 1997, the Company entered into an agreement with The Boeing Company ("Boeing") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from General Electric ("GE"), with options to purchase up to 10 additional 747-400
aircraft  (the  "Boeing Purchase Agreement").   The  Company  has
arranged leveraged lease financing for the first three of the 747-400 freighter aircraft to be delivered (see EETCs discussed
below).   The Boeing Purchase Agreement requires that the Company
pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, the Company expects the maximum total amount
of   pre-delivery  deposits  at  any  time  outstanding  will  be approximately $162.3 million, which was paid as of June 30, 1998. Upon each delivery, Boeing will refund to the Company the pre-delivery deposits associated with the delivered 747-400 freighter
aircraft.   For the remainder of 1998 and for the year 1999,  the
Company   expects  to  pay  $39.9  million  and  $11.8   million,
respectively,  in  pre-delivery deposits in accordance  with  the
firm  order  pre-delivery deposits schedule.   In  addition,  the
Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of June 30, 1998, there was $288.9 million of deferred aircraft obligations outstanding, which is the expected maximum total amount of deferred aircraft obligations at any time, based on the current expected firm aircraft delivery schedule, and the combined interest rate was approximately 7.8%. At the end of July 1998 and in August 1998, the Company took delivery of the first and second of five 747-400 freighter to be
delivered  in  1998.   The  Company has  entered  into  long-term
contracts with British Airways World Cargo ("British Airways') and Cargolux Airlines International, S.A. ("Cargolux") for the operation of the first and second 747-400 freighter aircraft, respectively.

     In January and February 1998, pursuant to an early lease termination agreement negotiated in November 1997 with Philippine Airlines ("PAL"), the Company delivered to Boeing for modification to cargo configuration the aircraft acquired from Marine Midland Bank in December 1996 and the aircraft acquired from Citicorp Investor Lease, Inc. in May 1997. The first aircraft was re-delivered to the Company at the end of April 1998 and the second aircraft was re-delivered to the Company in July 1998. The financing for the modification to cargo configuration was provided under the Aircraft Acquisition Credit Facility (as defined in the Company's Form 10-K for 1997), under which the Company borrowed a total of $3.3 million during the first quarter of 1998 with respect to these aircraft. In April 1998 and July 1998, the Company borrowed an additional $13.8 million and $17.2 million, respectively, to pay for the final costs of conversion for these two aircraft.

     In February 1998, the Company completed an offering of $538.9 million of Pass Through Certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's consolidated financial statements. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with the fluctuations in interest rates, which are the basis for the pricing of the EETCs which were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which will be amortized over the expected twenty-year life associated with this financing. The cash proceeds from the EETCs were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the acquisition of the first five of the 10 new 747-400 freighter aircraft from Boeing scheduled to be delivered to the Company during the period July 1998 through December 1998. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the remaining five 747-400 freighter aircraft, or if such financing is available, that it will be available on a commercially reasonable basis. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company. In connection with the EETCs, the Company intends to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft. The Company has arranged for equity participation for the first three 747-400 freighter aircraft deliveries, of which one occurred at the end of July 1998, one occurred in August 1998 and one is scheduled to occur in October 1998.

     In March 1998, the Company entered into two 10-year agreements with GE to provide all repair and overhaul work on the engines related to both the 10 firm and 10 option 747-400 freighter aircraft. These agreements are based on a fixed cost per flight hour, similar to the Company's engine agreement with GE for its 747-200 fleet.

     In April 1998, the Company consummated the offering of $175 million of unsecured 9 1/4% Senior Notes at 99.867% due 2008 (the "9 1/4% Senior Notes"). The proceeds of the offering will be used to repay $80 million of the Aircraft Acquisition Credit Facility and for general corporate purposes, which may include the partial funding of the redemption of the Company's outstanding 12 1/4% Pass Through Certificates due 2002 (the "Equipment Notes"), which are subject to redemption at the option of the Company on or after December 1, 1998. Interest on the 9 1/4% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, pursuant to a defined schedule. The 9 1/4% Senior Notes are senior indebtedness of the Company, ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The 9 1/4% Senior Notes are effectively subordinated, however, to all secured indebtedness of the Company and all existing and future liabilities of the Company's subsidiaries.

     In April 1998, the Company entered into a sublease and ramp use agreement with American Airlines, Inc. for 145,000 square feet of hangar, office and parking space at Miami International Airport in support of the Company's increased operations. The lease is for a period in excess of four years and commences July 1, 1998, at a monthly rate of approximately $105,000, subject to an annual escalation factor. Additionally, effective August 1, 1998 the Company leased an additional 5,000 square feet at its existing facility located at John F. Kennedy International Airport ("JFK") with a monthly rate increase to approximately $70,000.

     In May 1998, the Company agreed to purchase a Boeing Business Jet ("BBJ") from Boeing for approximately $30 million. As of June 30, 1998, the Company had paid approximately $9.0 million in pre-delivery deposits and there was approximately $7.0 million of deferred aircraft obligations outstanding for which the interest rate was approximately 7.8%.

      In June 1998, the Company entered into an agreement with Lufthansa Technik Aktiengesellschaft ("Lufthansa Technik") by which Lufthansa Technik will provide all required maintenance for the Company's initial order of 10 747-400 freighter aircraft, plus any additional 747-400 freighter aircraft the Company purchases pursuant to its option in the Boeing Purchase Agreement, on a "power by the hour" basis for 10 years, with a provision for the Company to terminate the agreement as of June 2003.

     In July 1998, the Company secured permanent financing in the amount of $38.9 million from Banc One Leasing Corporation for one of the aircraft originally financed under the Aircraft Acquisition Credit Facility. The new financing carries a term of 10 years at an annual interest rate of approximately 7.5% with quarterly debt service payments.

      In July 1998, the Company purchased a 747-200 freighter aircraft from Air France Partnairs Leasing N.V. for which the Company financed approximately $31.3 million through the Aircraft Acquisition Credit Facility. This aircraft is currently being leased to a third-party with a scheduled lease termination at the end of January 1999.

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

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and may be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Six of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $3.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Twelve aircraft in the Company's fleet have already undergone the major portion of such modifications. The remaining seven aircraft in service will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

     The Company has performed a review of its internal information systems for Year 2000 ("Y2K") automation problems through a company-wide effort, assisted by Y2K experienced consultants, to address internal Y2K system issues and, jointly with industry trade groups, issues related to key business partners which are common to other air carriers. As a result, the Company does not anticipate that Y2K compliance will have a material financial impact. The Company has completed the first phase of this project, which included an inventory of its computer network environment and an assessment of the effort involved to bring its internal computer system environment to full Y2K compliance. Due to the Company's relatively young systems, its advanced client server, development and data base architecture, and its partial reliance on vendor representations regarding Y2K compliant third-party systems, related remediation efforts are minimal and achievable. Third-party hardware and software used by the Company are, for the most part, Y2K compliant; those that are not compliant have broad customer bases and available software upgrades. A limited number of systems remain to be reviewed for compliance, but are not of material significance. Initial review of the Company's 747-200 and 747-400 aircraft computer systems indicate that most all of the systems are compliant, and those not compliant are being addressed by Boeing sub-contractors. A limited number of systems need further analysis.

     The Company has begun an ongoing program to review the status of key supplier/business partner Y2K compliance efforts. While the Company believes it is taking all appropriate steps to assure its Y2K compliance, it is dependent on key business partner compliance to some extent. The Company plans to have all company-controllable systems Y2K tested and compliant by the end of 1998. The Company anticipates that third-party and supplier/business partner systems will be fully addressed by mid-1999 in the form of compliance remediation, plans for timely remediation, or contingency plans. The Y2K problem is pervasive and complex, as virtually every global computer operation will be affected in some way. Consequently, no assurance can be given that all company-used third-party systems and suppliers/business partners can achieve Y2K compliance.

      From time to time the Company engages in discussions with third parties regarding possible acquisitions of aircraft that could expand the Company's operations. The Company is currently in discussions with third-parties for the possible acquisition of additional aircraft for delivery in 1998 and beyond.

      The Company believes that cash on hand, the cash flow generated from its operations and the proceeds from the May 1996 public offering of its Common Stock, the August 1997 placement of the Company's 10 3/4 % Senior Notes and the April 1998 placement of the 9 1/4 % Senior Notes, combined with availability under the Aircraft Acquisition Credit Facility and the proceeds of the EETCs, will be sufficient to meet its normal ongoing liquidity needs for the next twelve months.

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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  August 13, 1998       By:   /s/ Stephen C. Nevin
                                   Stephen C. Nevin
                                   Vice President and
                                   Chief Financial Officer
                                   Principal Accounting Officer