Form 10-Q
period 1998-09-30
ATLAS AIR INC
filed 1998-11-12
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended September 30, 1998

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

                                   [ x ]   Yes         [   ]   No

As  of  November 2, 1998 the Registrant had 22,410,841 shares  of
$.01 par value Common Stock outstanding.


                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
                September 30, 1998 and December 31, 1997

               Consolidated Statements of Operations-
                Nine Months Ended September 30, 1998 and 1997

               Consolidated Statements of Cash Flows-
                Nine Months Ended September 30, 1998 and 1997

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               Exhibit 27 - Financial Data Schedule

               Signatures


                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                        September 30,     December 31,
                                            1998              1997
                                         (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents             $    153,351    $      41,334
   Short-term investments                     100,000          111,635
   Accounts receivable and other, net          65,108           55,702
        Total current assets                  318,459          208,671
Property and equipment:
   Flight equipment                         1,429,915        1,154,562
   Other                                        8,978            7,607
                                            1,438,893        1,162,169
   Less accumulated depreciation            (128,112)          (98,959)
         Net property and equipment         1,310,781        1,063,210
Other assets:
   Debt issuance costs, net of
accumulated amortization                       23,871           21,705
   Deposits and other                           3,219            3,829
                                               27,090           25,534
             Total assets                  $1,656,330       $1,297,415


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt     $     56,261     $     40,049
   Accounts payable and accrued                82,860           88,105
expenses
   Income tax payable                           8,424              154
        Total current liabilities             147,545          128,308
Long-term debt, net of current portion        935,690          736,026
Other liabilities                             269,206          163,167
Deferred income tax payable                    39,002           31,085
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1 par value;
    10,000,000 shares authorized;                  --               --
    no shares issued
   Common Stock, $0.01 par value;
    50,000,000 shares authorized;
    22,521,659 and 22,450,229 shares
    issued, respectively                          225              225
   Additional paid-in capital                 177,448          176,253
   Retained earnings                           90,942           62,803
   Treasury Stock, at cost; 115,218
    and 19,073 shares, respectively           (3,728)             (452)
        Total stockholders' equity            264,887          238,829
          Total liabilities and
           stockholders' equity            $1,656,330       $1,297,415


   The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                  Quarter Ended          Nine Months Ended
                                  September 30,            September 30,
                                1998        1997         1998        1997
Revenues:
  Contract services           $ 98,027    $101,136     $261,205     $264,930
  Scheduled services               245         339          441        7,020
  Charters and other            10,917       2,722       15,127        8,198
    Total operating revenues   109,189     104,197      276,773      280,148

Operating expenses:
  Flight crew salaries and       9,661       7,491       24,110       21,437
   benefits
  Other flight-related           9,116       6,825       21,093       20,546
   expenses
  Maintenance                   23,869      33,458       65,385       88,470
  Aircraft and engine            3,977       7,794        6,163       23,279
   rentals
  Fuel and ground handling       2,570       1,909        6,317        9,024
  Depreciation and              15,600      11,010       40,837       30,183
   amortization
  Other                          8,680      13,977       24,091       31,888
  Write-off of capital              --          --           --       27,100
   investment and other
    Total operating expenses    73,473      82,464      187,996      251,927
Operating income                35,716      21,733       88,777       28,221
Other income (expense):
  Interest income                3,229       1,669        7,821        5,161
  Interest expense            (18,707)     (13,599)    (51,892)     (37,246)
                              (15,478)     (11,930)    (44,071)     (32,085)
Income (loss) before income     20,238                   44,706      (3,864)
 taxes                                      9,803
(Provision for) benefit from   (7,493)      (3,578)    (16,546)       1,411
 income taxes
Income (loss) before            12,745                   28,160      (2,453)
 extraordinary item                         6,225

Extraordinary item:
  Gain from extinguishment
  of debt, net of applicable
  taxes of $9,622                   --          --           --       16,740
Net income                    $ 12,745    $  6,225     $ 28,160     $ 14,287

Basic earnings per share:
   Income (loss) before
    extraordinary item         $  0.57     $  0.28      $  1.25     $ (0.11)
   Extraordinary item               --          --           --         0.75
   Net income                  $  0.57     $  0.28      $  1.25      $  0.64
Weighted average common
 shares outstanding             22,431      22,450       22,460       22,450

Diluted earnings per share:
   Income (loss) before
    extraordinary item         $  0.57     $  0.28      $  1.25     $ (0.11)
   Extraordinary item               --          --           --         0.75
   Net income                  $  0.57     $  0.28      $  1.25      $  0.64
Weighted average common
 shares outstanding             22,534      22,530       22,562       22,538

The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                               Nine Months Ended
                                                 September 30,
                                            1998              1997
Operating activities:


Net income                                $    28,160     $     14,287
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization               40,984           31,283
   Amortization of debt issuance and
    lease financing costs                       3,739            2,418
   Gain on sale of property and
    equipment                                      --           (1,090)
   Write-off of capital investment and
    other                                          --           27,100
   Change in deferred income tax
    payable                                     7,917            9,007
     Extraordinary gain                            --          (26,362)
   Changes in operating assets and
    liabilities:
     Accounts receivable and other            (9,406)          (15,310)
     Deposits and other                           610             (520)
     Accounts payable and accrued
      expenses                                (5,245)           44,065
       Income tax payable                       8,270           (6,209)

        Net cash provided by operating
         activities                            75,029           78,669

Investment activities:
Purchase of property and equipment          (260,627)         (335,526)
Sale of property and equipment                     --            3,750
Purchase of short-term investments          (206,029)       (1,270,707)
Maturity of short-term investments            217,664        1,270,890
        Net cash used in investing
         activities                         (248,992)         (331,593)

Financing activities:
Issuance of Common Stock                        1,195               --
Purchase of Treasury Stock                    (3,894)             (802)
Issuance of Treasury Stock                        597              493
Net proceeds from debt issuance and
lease financing                               361,091          769,719
Principal payments on notes payable          (66,871)         (479,185)
Debt issuance costs                           (6,138)          (16,365)
        Net cash provided by financing
         activities                           285,980          273,860

Net increase in cash                          112,017           20,936
Cash and cash equivalents at beginning
of period                                      41,334            9,793
Cash and cash equivalents at end of
period                                     $  153,351      $    30,729


   The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the Company) as of September 30, 1998 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1997 audited financial statements included in its Annual Report on Form 10-K.

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

     In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Presently, the Company is deferring certain start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into the Company's fleet. The Company expects that the net of tax effect of the application of SOP 98-5 in the first quarter of 1999 will be in the range of $1 million to $2 million.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after June 15, 1998. The Company has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

4.   Short-Term Investments

     Proceeds from the secondary public offering of the Company's Common Stock in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost in the statement of financial position only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of September 30, 1998 (in thousands):


                                           Gross      Gross     (Amorti-
                              Aggregate  Unrealized Unrealized  zation)
        Security Type            Fair     Holding    Holding   Accretion
                                Value      Gains      Losses

 Commercial Paper              $  18,966         $2       $ --     $148
 Medium Term Notes                 5,004          5         --         1
 U.S. Government Agencies         20,019         19         --        --
 Foreign Debt                      2,302          1         --       (1)
 Market Auction Preferreds        53,300         --         --        --
      Totals                   $  99,591        $27       $ --      $148

In addition, there was approximately $436,000 of accrued interest on Short-Term Investments at September 30, 1998. Interest earned on these investments and maturities of these investments are reinvested in similar securities and cash equivalents. In April 1998, the Company invested approximately $169.5 million of proceeds from the sale of its 9 1/4% Senior Notes in similar securities (see Note 5).

5.   Commitments and Contingencies

     In June 1997, the Company entered into an agreement with The Boeing Company ("Boeing") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from General Electric ("GE"), with options to purchase up to 10 additional 747-400
aircraft  (the  "Boeing Purchase Agreement").   The  Company  has
arranged leveraged lease financing for the first three of the 747-400 freighter aircraft that were delivered in July, August and October 1998 (see EETCs discussed below). The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, the Company expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $162.3
million,  which  was  paid  as of  June  30,  1998.   There  were
approximately $143.1 million of pre-delivery deposits outstanding at September 30, 1998 which were included in flight equipment. For the remainder of 1998 and for the year 1999, the Company expects to pay $16.7 million and $11.8 million, respectively, in pre-delivery deposits in accordance with the firm order pre-delivery deposits schedule. Upon each delivery, Boeing will refund to the Company the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. Boeing delivered the first three aircraft at the end of July 1998, in August 1998 and in October 1998, respectively, and refunded the pre-delivery deposits associated with these aircraft. These three aircraft were placed into service under long-term contracts, the first aircraft with British Airways World Cargo ("British Airways") and
the   second   and   third   aircraft  with   Cargolux   Airlines
International,  S.A.  ("Cargolux").   In  addition,  the   Boeing
Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of September 30, 1998, there was $235.6 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.8%.

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

     In February 1998, the Company completed an offering of $538.9 million of Pass Through Certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's consolidated financial statements. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with the fluctuations in interest rates, which are the basis for the pricing of the EETCs which were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which will be amortized over the expected twenty-year life associated with this financing. The cash proceeds from the EETCs were deposited with an escrow agent and have been used, and will be used, to finance (through either leveraged leases or secured debt financings) the acquisition of the first five of the 10 new 747-400 freighter aircraft from Boeing scheduled to be delivered to the Company during the period July 1998 through December 1998. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the remaining five 747-400 freighter aircraft, or if such financing is available, that it will be available on a commercially reasonable basis. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company. In connection with the EETCs, the Company intends to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft. The Company has arranged for equity participation for the first three 747-400 freighter aircraft deliveries, each of which occurred at the end of July 1998, in August 1998 and in October 1998. The Company has determined that these leveraged leases are operating leases as defined under SFAS No. 13 "Accounting for Leases" and lease credits are being amortized over the lives of the respective leases, with unamortized credits included in other liabilities.

     In March 1998, the Company entered into a 10-year agreement with GE to provide all repair and overhaul work on the engines related to both the 10 firm and 10 option 747-400 freighter aircraft. This agreement is based on a fixed cost per flight hour, similar to the Company's engine maintenance agreement with GE for its 747-200 fleet.

     In April 1998, the Company completed the offering of $175 million of unsecured 9 1/4% Senior Notes at 99.867% due 2008 (the "9 1/4% Senior Notes"). The proceeds of the offering will be used to repay $80 million of the Aircraft Acquisition Credit Facility and for general corporate purposes, which may include the partial funding of the redemption of the Company's outstanding 12 1/4% Pass Through Certificates due 2002 (the "Equipment Notes"), which are subject to redemption at the option of the Company on or after December 1, 1998. Interest on the 9 1/4% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, pursuant to a defined schedule. The 9 1/4% Senior Notes are senior indebtedness of the Company, ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The 9 1/4% Senior Notes are effectively subordinated, however, to all secured indebtedness of the Company and all existing and future liabilities of the Company's subsidiaries.

     In April 1998, the Company entered into a sublease and ramp use agreement with American Airlines, Inc. for 145,000 square feet of hangar, office and parking space at Miami International Airport in support of the Company's increased operations. The lease is for a period in excess of four years and commenced July 1, 1998, at a monthly rate of approximately $105,000, subject to an annual escalation factor. Additionally, in the third quarter of 1998, the Company leased an additional 8,000 square feet at its existing facility located at John F. Kennedy International Airport ("JFK") with a monthly rate increase to approximately $88,000.

     In May 1998, the Company agreed to purchase a Boeing Business Jet ("BBJ") from Boeing for approximately $30 million. As of September 30, 1998, the Company had paid approximately $9.0 million in pre-delivery deposits and there was approximately $7.0 million of deferred aircraft obligations included in other liabilities for which the interest rate was approximately 7.8%. This aircraft will be used to transport Company executives on business trips throughout the world. The Company intends to sell its current corporate aircraft (currently owned by a subsidiary of the Company), upon delivery of the BBJ, and the Company's Chief Executive Officer has agreed to share in the ownership and operating costs of the BBJ.

      In June 1998, the Company entered into an agreement with Lufthansa Technik Aktiengesellschaft ("Lufthansa Technik") pursuant to which Lufthansa Technik will provide all required airframe maintenance for the Company's initial order of 10 747-400 freighter aircraft, plus any additional 747-400 freighter aircraft the Company purchases pursuant to its option in the Boeing Purchase Agreement, on a fixed cost per flight hour basis for 10 years, with a provision for the Company to terminate the agreement as of June 2003.

     In July 1998, the Company secured permanent financing in the amount of $38.9 million from Banc One Leasing Corporation for one of the aircraft originally financed under the Aircraft Acquisition Credit Facility. The new financing carries a term of 10 years at an annual interest rate of approximately 7.5% with quarterly debt service payments.

      In July 1998, the Company purchased a 747-200 freighter aircraft from Air France Partnairs Leasing N.V. for which the Company financed approximately $31.3 million through the Aircraft Acquisition Credit Facility. This aircraft is currently being leased to a third-party with a scheduled lease termination at the end of January 1999, at which time the aircraft will be returned to the Company's fleet.

       In September 1998, the commitment for the Aircraft Acquisition Credit Facility was decreased from $250.0 million to $200.0 million in connection with a revision of terms that are more favorable to the Company, including a decrease in the interest rate from LIBOR, plus 2.5%, to LIBOR, plus 2.0%.

      In September 1998, the Company entered into an agreement to acquire three 747-200 freighter aircraft from Cargolux for scheduled deliveries in the fourth quarter of 1998. In addition, one of these aircraft will be leased back to Cargolux, immediately upon delivery to the Company.

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and may be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Eight of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $4.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Thirteen aircraft in the Company's 747-200 fleet have already undergone the major portion of such modifications. The remaining eight 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

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

6.   Subsequent Events

      In October 1998, the Company purchased a 747-200 freighter aircraft from Cargolux (see Note 5) and immediately placed this aircraft into service with Cargolux. The Company financed this aircraft through the Aircraft Acquisition Credit Facility for approximately $31.0 million.

     In October 1998, the Company entered into separate long-term contracts with Iberia Airlines of Spain and with El Al Israel Airlines Ltd. for utilization of 747-200 freighter aircraft. These contracts represent an expansion of the Company's customer base for long-term contracts. In addition, the third 747-400 freighter aircraft delivered to the Company was placed into service under a long-term contract with Cargolux (see Note 5).

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

       The aircraft acquisitions, lease arrangements and modification schedule are described in Note 6 of the Company's December 31, 1997 consolidated financial statements. The timing of when an aircraft enters the Company's fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period. In addition, the number of aircraft utilized from period to period as spare maintenance back-up aircraft may also cause quarterly results to vary.

      The table below sets forth selected financial and operating data  for  the first, second and third quarters of 1998 and  1997
(dollars in thousands).

                                            1998
                             Cumu-      3rd       2nd       1st
                            lative    Quarter   Quarter   Quarter

Total operating revenues   $276,773   $109,189   $87,950   $79,634
Operating expenses          187,996     73,473    56,432    58,091
Operating income             88,777     35,716    31,518    21,543
Other income (expense)      (44,071)  (15,478)  (15,479)  (13,114)
Net income                   28,160     12,745    10,105     5,310
Block hours                  51,142     18,926    16,828    15,388
Average aircraft operated      18.2       19.9      17.7      17.0
Operating margin              32.1%      32.7%     35.8%     27.1%

                                            1997
                             Cumu-      3rd       2nd       1st
                            lative    Quarter   Quarter   Quarter

Total operating revenues   $280,148   $104,197   $93,902   $82,049
Operating expenses          251,927     82,464   104,556    64,907
Operating income (loss)      28,221     21,733  (10,654)   17,142
Other income (expense)      (32,085)  (11,930)  (10,908)   (9,248)
Net income                   14,287      6,225     3,048     5,013
Block hours                  52,921     19,937    17,541    15,443
Average aircraft operated      19.1       20.4      19.5      17.2
Operating margin (deficit)    10.1%      20.9%   (11.4)%     20.9%

Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended September 30, 1998 increased to $109.2 million from $104.2 million for the same period in 1997, or approximately 5%. There was a decline in the average number of aircraft in the Company's fleet during the third quarter of 1998, to 19.9 aircraft compared to 20.4 during the same period in 1997, or a decrease of approximately 2%. Total block hours for the third quarter of 1998 were 18,926 compared to 19,937 for the same period in 1997, a decrease of approximately 5%, reflecting a slightly lower utilization per average aircraft period over period as a result of a greater requirement for spare maintenance back-up aircraft, and the reduction in average aircraft operated. Revenue per block hour increased by approximately 10% to $5,769 for the third quarter of 1998 compared to $5,226 for the third quarter of 1997. This was substantially due to (1) the increase in the volume of charter operations period over period, due partially to the operation of the first two 747-400 deliveries under non-scheduled service during the period of their FAA-required proving runs prior to their entry into scheduled service, for which the rate per block hour is higher due to additional operating costs borne by the Company under such arrangements, (2) the introduction into service of the first two 747-400 freighter aircraft, which operate on a higher block hour rate than the 747-200 freighter aircraft, and (3) delayed delivery credits provided to the Company with respect to the late delivery of the first and second 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. Charter operations are performed on an ad hoc basis and are generally dependent upon excess availability of the Company's aircraft and customer demand.

     The Company's operating results improved by 64% from a $21.7 million operating profit for the third quarter of 1997 to an operating profit of $35.7 million for the third quarter of 1998. Results of operations were favorably impacted by lower maintenance costs due to the return upon lease termination at the beginning of 1998 of the five aircraft which the Company had leased from Federal Express Corporation (the "FedEx Aircraft"). The FedEx Aircraft experienced significantly higher maintenance costs and were less reliable compared to the other aircraft in the Company's fleet. In addition, operating results improved due to the increase in the percentage of owned aircraft compared to leased aircraft in the Company's fleet period over period. Net income of $6.2 million for the third quarter of 1997 increased by 105% to a net income of $12.7 million for the third quarter of 1998.

     Total operating revenues for the nine months ended September 30, 1998 decreased to $276.8 million from $280.1 million for the same period in 1997, or approximately 1%. There was a decline in the average number of aircraft in the Company's fleet during the first nine months of 1998, to 18.2 aircraft compared to 19.1 during the same period in 1997, a decrease of approximately 5%. Total block hours for the first nine months of 1998 were 51,142 compared to 52,921 for the same period in 1997, a decrease of approximately 3%, reflecting a slightly higher utilization per average aircraft period over period. Revenue per block hour increased by approximately 2% to $5,412 for the first nine months of 1998 compared to $5,294 for the same period in 1997. This was substantially due to the increase in the volume of charter operations period over period, the introduction of the 747-400 freighter aircraft and the delayed delivery credits, as discussed above.

      The Company's operating results improved by approximately 215% from a $28.2 million operating profit for the first nine months of 1997 to an operating profit of $88.8 million for the first nine months of 1998. Results of operations were favorably impacted by lower maintenance costs and the increase in the percentage of owned aircraft, as discussed above. Net income of $14.3 million for the first nine months of 1997 increased by 97% to a net income of $28.2 million for the first nine months of 1998.

Operating Expenses

      The Company's principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

      Flight crew salaries and benefits include all such expenses for the Company's pilot work force. Flight crew salaries and benefits increased to $9.7 million in the third quarter of 1998 compared to $7.5 million in the same period of 1997, or approximately 29%, due primarily to increased staffing associated with overall operational requirements and the introduction of the 747-400 freighter aircraft into the Company's fleet in the second half of 1998. The expense increased approximately 12% from $21.4 million to $24.1 million during the first nine months of 1998 compared to the year-earlier period. Expense in both the third quarter of 1998 and the first nine months of 1998 was partially
offset  by a reduction in block hours period over period.   On  a
block hour basis, expense increased by approximately 36% to $511 per hour for the third quarter of 1998 from $376 per hour for the same period in 1997, and by approximately 16% to $471 per hour for the first nine months of 1998 from $405 per hour for the year-earlier period.

      Other flight-related expenses include hull and liability insurance on the Company's fleet of Boeing 747 aircraft, crew travel and meal expenses, initial and recurring crew training
costs   and  other  expenses  necessary  to  conduct  its  flight
operations.

      Other flight-related expenses increased to $9.1 million in the third quarter of 1998 compared to $6.8 million for the same period of 1997, and to $21.1 million for the first nine months of 1998 compared to $20.5 million for the year-earlier period, or approximately 34% and 3%, respectively. These increases were primarily due to the quarter over quarter increase in crew travel costs associated with operational requirements and with the introduction of the 747-400 freighter aircraft into the Company's fleet, partially offset by the decrease in block hours. On a block hour basis, other flight-related expenses increased by approximately 41% to $482 per hour for the third quarter of 1998 compared to $342 per hour for the same period in 1997, and by approximately 6% to $412 per hour for the first nine months of 1998 compared to $388 per hour for the same period in 1997.

      Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 the Company contracted with KLM Royal Dutch Airlines ("KLM") for a significant part of its regular maintenance operations and support on a fixed cost per flight hour basis. Effective October 1996, certain additional aircraft engines were accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a 10 year maintenance agreement. In the first half of 1998, the Company entered into separate long-term contracts with Lufthansa Technik Aktiengesellschaft ("Lufthansa Technik") for the airframe maintenance and with GE for the engine maintenance of the 747-400 freighter aircraft, in conjunction with the introduction of the 747-400 freighter aircraft into the Company's fleet in the second half of 1998.

      Maintenance expense decreased to $23.9 million in the third quarter of 1998 from $33.5 million in the same period of 1997, and to $65.4 million in the nine months ended September 30, 1998 from $88.5 million in the nine months ended September 30, 1997, or approximately 29% and 26%, respectively. These decreases were primarily due to the return of the FedEx Aircraft upon lease termination at the beginning of the first quarter of 1998. On a block hour basis, maintenance expense decreased by approximately 25% and 24%, respectively, primarily due to higher maintenance costs associated with the FedEx Aircraft in the 1997 periods compared to the other aircraft in the Company's fleet.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from the Company's aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $4.0 million in the third quarter of 1998 compared to $7.8 million in the same period of 1997, and were $6.2 million in the first nine months of 1998 compared to $23.3 million in the first nine months of 1997, or a decrease of approximately 49% and 74%, respectively. The reductions in quarter and nine months expense in 1998 were attributed to the reduction in leased aircraft in the 1998 periods compared to the 1997 periods. The cost of engine rentals in the 1998 and 1997 quarterly and nine month periods was insignificant, due to the use of owned spare engines.

      Because of the nature of the Company's ACMI Contracts with its airline customers, under which the Company is responsible for the ownership cost and maintenance of the aircraft and for supplying aircraft crews and insurance, the Company's airline customers bear all other operating expenses. As a result, the Company incurs fuel and ground handling expenses only when it operates on its own behalf, either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for the Company's non-ACMI contract services include both the direct cost of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI contract service include the costs associated with servicing the Company's aircraft at the various airports to which it operates.

      Fuel and ground handling costs increased by approximately 35% to $2.6 million for the third quarter of 1998 from $1.9 million for the third quarter of 1997, and decreased by approximately 30% to $6.3 million for the first nine months of 1998 from $9.0 million for the first nine months of 1997. The increase quarter over quarter was primarily due to the increased charter operations and the nine month decrease was primarily due to a reduction in scheduled service compared to the same period in 1997.

      Depreciation and amortization expense includes depreciation
on   aircraft,  spare  parts  and  ground  equipment,   and   the
amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $15.6 million in the third quarter of 1998 from $11.0 million in the same period of 1997, and to $40.8 million in the first nine months of 1998 from $30.2 million in the year-earlier period, or approximately 42% and 35%, respectively. These increases reflect the additional owned aircraft, engines and spare parts for the third quarter and nine months of 1998 over the same periods in 1997.

      Other operating expenses include salaries, wages, benefits,
travel   and   meal  expenses  for  non-crewmembers   and   other
miscellaneous operating costs.

      Other operating expenses decreased to $8.7 million in the third quarter of 1998 from $14.0 million in the same period of 1997, and to $24.1 million for the first nine months of 1998 from $31.9 million for the same period of 1997, or approximately 38% and 24%, respectively. The reduced expense in cost from the prior year quarter and nine month periods was due primarily to the capitalization of start-up costs in the second and third quarters of 1998 associated with the introduction of the 747-400 aircraft and manufacturer credits, partially offset by increased staffing and other resources associated with the expansion of the Company's operations.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $3.2 million in the third quarter of 1998 from $1.7 million in the same period of 1997, and to $7.8 million for the first nine months of 1998 from $5.2 million for the first nine months of 1997, primarily due to the investment of proceeds from the Company's issuance of the 9 1/4% Senior Notes (as defined) in April 1998 and the return of deposits and proceeds from financing the delivery of the first two 747-400 freighter aircraft in the third quarter of 1998. Interest expense increased to $18.7 million in the third quarter of 1998 from $13.6 million in the same period of 1997, and to $51.9 million in the first nine months of 1998 from $37.2 million in the year-earlier period, or approximately 38% and 39%, respectively. These increases resulted from the financing associated with the acquisition of additional 747-200 aircraft, the cost of freighter conversions between these periods and the issuance of $175 million of the 9 1/4% Senior Notes in April 1998.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," the Company has recorded a tax provision based on tax rates in effect during the period. Accordingly, the Company accrued taxes at the rate of 37.0% during the third quarter and first nine months of 1998 and 36.5% during the third quarter and first nine months of 1997. Due to the amount of owned assets, which are depreciated at an accelerated rate for tax purposes, a significant portion of the Company's tax provision for the 1998 and 1997 periods is deferred.

Liquidity and Capital Resources

      At September 30, 1998, the Company had cash and cash equivalents of approximately $153.4 million, short-term investments of approximately $100.0 million and working capital of approximately $170.9 million. During the first nine months of 1998, cash and cash equivalents increased approximately $112.0 million, principally reflecting cash provided by operations of $75.0 million, net proceeds from debt issuance and lease financing of $361.1 million, net proceeds from the maturity and purchase of short-term investments of $11.6 million and proceeds from the exercise of stock options of $1.2 million, partially offset by investments in flight and other equipment of $260.6 million, principal reductions of indebtedness of $66.9 million, debt issuance costs of $6.1 million and net treasury stock purchases of $3.3 million. The Company's overall borrowing level increased to $992.0 million at September 30, 1998 from $776.1 million at December 31, 1997.

     In June 1997, the Company entered into an agreement with The Boeing Company ("Boeing") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from General Electric ("GE"), with options to purchase up to 10 additional 747-400
aircraft  (the  "Boeing Purchase Agreement").   The  Company  has
arranged leveraged lease financing for the first three of the 747-400 freighter aircraft that were delivered in July, August and October 1998 (see EETCs discussed below). The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, the Company expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $162.3
million,  which  was  paid  as of  June  30,  1998.   There  were
approximately $143.1 million of pre-delivery deposits outstanding at September 30, 1998 which were included in flight equipment. For the remainder of 1998 and for the year 1999, the Company expects to pay $16.7 million and $11.8 million, respectively, in pre-delivery deposits in accordance with the firm order pre-delivery deposits schedule. Upon each delivery, Boeing will refund to the Company the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. Boeing delivered the first three aircraft at the end of July 1998, in August 1998 and in October 1998, respectively, and refunded the pre-delivery deposits associated with these aircraft. These three aircraft were placed into service under long-term contracts, the first aircraft with British Airways World Cargo ("British Airways") and
the   second   and   third   aircraft  with   Cargolux   Airlines
International,  S.A.  ("Cargolux").   In  addition,  the   Boeing
Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of September 30, 1998, there was $235.6 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.8%.

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

     In February 1998, the Company completed an offering of $538.9 million of Pass Through Certificates, also known as enhanced equipment trust certificates (the "EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in the Company's consolidated financial statements. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with the fluctuations in interest rates, which are the basis for the pricing of the EETCs which were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which will be amortized over the expected twenty-year life associated with this financing. The cash proceeds from the EETCs were deposited with an escrow agent and have been used, and will be used, to finance (through either leveraged leases or secured debt financings) the acquisition of the first five of the 10 new 747-400 freighter aircraft from Boeing scheduled to be delivered to the Company during the period July 1998 through December 1998. There can be no assurance that the Company will be able to obtain sufficient financing to fund the purchase of the remaining five 747-400 freighter aircraft, or if such financing is available, that it will be available on a commercially reasonable basis. If it is unable to do so, the Company could be required to modify its expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company. In connection with the EETCs, the Company intends to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft. The Company has arranged for equity participation for the first three 747-400 freighter aircraft deliveries, each of which occurred at the end of July 1998, in August 1998 and in October 1998. The Company has determined that these leveraged leases are operating leases as defined under SFAS No. 13 "Accounting for Leases" and lease credits are being amortized over the lives of the respective leases, with unamortized credits included in other liabilities.

     In March 1998, the Company entered into a 10-year agreement with GE to provide all repair and overhaul work on the engines related to both the 10 firm and 10 option 747-400 freighter aircraft. This agreement is based on a fixed cost per flight hour, similar to the Company's engine agreement with GE for its 747-200 fleet.

     In April 1998, the Company completed the offering of $175 million of unsecured 9 1/4% Senior Notes at 99.867% due 2008 (the "9 1/4% Senior Notes"). The proceeds of the offering will be used to repay $80 million of the Aircraft Acquisition Credit Facility and for general corporate purposes, which may include the partial funding of the redemption of the Company's outstanding 12 1/4% Pass Through Certificates due 2002 (the "Equipment Notes"), which are subject to redemption at the option of the Company on or after December 1, 1998. Interest on the 9 1/4% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, pursuant to a defined schedule. The 9 1/4% Senior Notes are senior indebtedness of the Company, ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The 9 1/4% Senior Notes are effectively subordinated, however, to all secured indebtedness of the Company and all existing and future liabilities of the Company's subsidiaries.

     In April 1998, the Company entered into a sublease and ramp use agreement with American Airlines, Inc. for 145,000 square feet of hangar, office and parking space at Miami International Airport in support of the Company's increased operations. The lease is for a period in excess of four years and commenced July 1, 1998, at a monthly rate of approximately $105,000, subject to an annual escalation factor. Additionally, in the third quarter of 1998, the Company leased an additional 8,000 square feet at its existing facility located at John F. Kennedy International Airport ("JFK") with a monthly rate increase to approximately $88,000.

     In May 1998, the Company agreed to purchase a Boeing Business Jet ("BBJ") from Boeing for approximately $30 million. As of September 30, 1998, the Company had paid approximately $9.0 million in pre-delivery deposits and there was approximately $7.0 million of deferred aircraft obligations included in other liabilities for which the interest rate was approximately 7.8%. This aircraft will be used to transport Company executives on business trips throughout the world. The Company intends to sell its current corporate aircraft (currently owned by a subsidiary of the Company), upon delivery of the BBJ, and the Company's Chief Executive Officer has agreed to share in the ownership and operating costs of the BBJ.

      In June 1998, the Company entered into an agreement with Lufthansa Technik pursuant to which Lufthansa Technik will provide all required airframe maintenance for the Company's initial order of 10 747-400 freighter aircraft, plus any additional 747-400 freighter aircraft the Company purchases pursuant to its option in the Boeing Purchase Agreement, on a fixed cost per flight hour basis for 10 years, with a provision for the Company to terminate the agreement as of June 2003.

     In July 1998, the Company secured permanent financing in the amount of $38.9 million from Banc One Leasing Corporation for one of the aircraft originally financed under the Aircraft Acquisition Credit Facility. The new financing carries a term of 10 years at an annual interest rate of approximately 7.5% with quarterly debt service payments.

      In July 1998, the Company purchased a 747-200 freighter aircraft from Air France Partnairs Leasing N.V. for which the Company financed approximately $31.3 million through the Aircraft Acquisition Credit Facility. This aircraft is currently being leased to a third-party with a scheduled lease termination at the end of January 1999, at which time the aircraft will be returned to the Company's fleet.

       In September 1998, the commitment for the Aircraft Acquisition Credit Facility was decreased from $250.0 million to $200.0 million in connection with a revision of terms that are more favorable to the Company, including a decrease in the interest rate from LIBOR, plus 2.5%, to LIBOR, plus 2.0%.

      In September 1998, the Company entered into an agreement to acquire three 747-200 freighter aircraft from Cargolux for scheduled deliveries in the fourth quarter of 1998, of which the first delivery occurred in October 1998. Upon delivery, the Company immediately placed this aircraft into service with
Cargolux. The Company financed this aircraft through the Aircraft Acquisition Credit Facility for approximately $31.0 million.

     In October 1998, the Company entered into separate long-term contracts with Iberia Airlines of Spain and with El Al Israel Airlines Ltd. for utilization of 747-200 freighter aircraft. These contracts represent an expansion of the Company's customer base for long-term contracts.

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

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and may be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Eight of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $4.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Thirteen aircraft in the Company's 747-200 fleet have already undergone the major portion of such modifications. The remaining eight 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

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

      The Company believes that cash on hand and the cash flow generated from its operations, combined with availability under the Aircraft Acquisition Credit Facility and the proceeds of the EETCs, will be sufficient to meet its normal ongoing liquidity needs for the next twelve months.

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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  November 11, 1998     By:   /s/ Stephen C. Nevin
                                   Stephen C. Nevin
                                   Vice President and
                                     Chief Financial Officer
                                   Principal Accounting Officer