Form 10-K
period 1998-12-31
ATLAS AIR INC
filed 1999-03-08
CIK 941552

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 22, 1999, there were 34,206,247 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was approximately $958,843,861.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 DESCRIPTION OF DOCUMENT                             PART OF THE FORM 10-K
                 -----------------------                             ---------------------
Portions of the Definitive Proxy Statement to be used in
  connection with the registrant's 1999 Annual Meeting of
  Stockholders............................................    Part III (Item 10 through Item 13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are the world's largest air cargo outsourcer, with an all Boeing fleet of 747 freighter aircraft that comply with Stage 3 FAA noise regulations. We provide reliable airport-to-airport cargo transportation services throughout the world to major international air carriers generally under three- to five-year fixed-rate U.S. dollar denominated contracts which typically require that we supply aircraft, crew, maintenance and insurance (the "ACMI Contracts"). Our customers currently include some of the world's leading air carriers, including, Alitalia, British Airways World Cargo and China Airlines Ltd. We provide efficient, cost effective service to our customers primarily as a result of our productive work force, the outsourcing of a significant part of our regular maintenance work on a long-term, fixed-cost contractual basis and the advantageous cost economies realized in the operation of our fleet, comprised solely of Boeing 747 aircraft which are configured for service in long-haul cargo operations.

     Our fleet currently includes 23 Boeing 747-200 and 5 Boeing 747-400 freighter aircraft in service. We acquired the 747-400 aircraft in the second half of 1998 pursuant to an agreement with The Boeing Company to purchase 10 new 747-400 freighter aircraft powered by engines acquired from General Electric Company, with options to purchase up to 10 additional 747-400 aircraft (the "Boeing Purchase Agreement"). In February 1999, we exercised options for two additional aircraft pursuant to the Boeing Purchase Agreement. The seven 747-400 aircraft on order are scheduled to be delivered as follows: four in 1999 and three in 2000.

     The advantages of the 747-400 aircraft as compared to the 747-200 aircraft include:

     - significantly longer range;

     - greater payload capability;

     - lower maintenance costs; and

     - increased fuel efficiency.

We placed the first five 747-400 aircraft into service in 1998 and expect to place the remaining undelivered 747-400 aircraft in service with both existing and prospective customers whom we believe could benefit from the unique performance capabilities of the 747-400 aircraft.

     We believe that our leading market position and our continued opportunities for growth are directly attributable to the following competitive strengths:

Long-Term Customer Contracts Which Provide Revenue Stability

     Our ACMI Contracts, which accounted for approximately 94% of our total operating revenues in 1998, generally allow our customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates. These ACMI Contracts are typically in force for periods of three to five years, subject in certain limited cases to early termination provisions. These ACMI Contracts typically require us to supply aircraft, crew, maintenance and insurance, while our customers generally bear all other operating expenses, including:

     - fuel and fuel servicing;

     - marketing costs associated with obtaining cargo;

     - airport cargo handling;

     - landing fees;

     - ground handling, aircraft push-back and de-icing services; and

     - specific cargo and mail insurance.

Our customers are also responsible under these contracts for utilizing the cargo capacity of each of the contracted aircraft. As a result, our ACMI Contracts minimize the load factor, yield risk and fuel cost risk traditionally associated with the air cargo business and provide a minimum annual revenue base and more predictable profit margins. We also periodically engage in ad hoc charter or scheduled air service depending on availability of aircraft for these uses.

Low Cost Structure

     We have established ourself as a low cost, efficient and reliable provider of air cargo transportation. This is primarily due to the outsourcing of many of our required services, the advantageous economies of scale realized from the operation of a standardized fleet of long-haul Boeing 747 aircraft, and our productive work force. The uniformity of the 747 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas. In particular, we have advantageous, long-term contracts on a fixed cost per flight hour basis with leading maintenance providers such as GE, KLM Royal Dutch Airlines and Lufthansa Technik for a significant portion of our on-going aircraft and engine maintenance requirements. As a result of these efficiencies, our high service standards and increased airline industry pressure to reduce costs, our airline customers have determined that outsourcing portions of their air cargo business to us can be significantly less costly and offer greater operational flexibility than expanding their cargo operations by purchasing additional aircraft and adding other resources such as personnel and systems.

     The new 747-400 aircraft have even greater operational capabilities than the Boeing 747-200 aircraft and allow us to maintain our low cost structure. The new aircraft's higher level of operational reliability and warranty coverage will result in lower maintenance costs during the early years of operation, typically for at least five years. In addition, the acquisition of 12 747-400 freighter aircraft will make Atlas the largest operator of this aircraft type to date and will enable us to achieve economies of scale from the standardization in maintenance and crew training.

Expanding Business Base

     We expect that the growth in demand for air cargo services, combined with the lower rate of growth in passenger-airline cargo capacity and the continuing pressure on the airline industry to reduce operating costs, will provide us with the opportunity to expand our air cargo outsourcing services. The primary business focus of most of our customers is on the transportation of passengers, not air cargo. Nevertheless, most passenger airlines have air cargo customers that require quick and dependable air cargo service between hubs serviced by these carriers. To the extent that airlines have cargo capacity on their scheduled flights, which are generally scheduled for the convenience of passengers rather than for the needs of air cargo customers, air cargo service can be provided by them to meet such demand. However, there is a growing trend in the passenger-airline business toward replacing existing widebody passenger aircraft and combination passenger/cargo aircraft with smaller, more efficient (for passenger operations) twin-engine aircraft which have limited cargo space. Our customers have therefore found that outsourcing to meet their additional cargo transportation needs rather than allocating significant resources and expanding their fleet of freighter aircraft to effectively service their air cargo customers provides a cost-effective alternative for them to maintain and expand that portion of their business.

Increasing Cargo Market Share

     We have successfully increased our customer base from a single customer in 1992 to twelve customers in 1998. In addition, we have in the past operated under short-term, seasonal ACMI Contracts with Kitty Hawk Air Cargo, Inc., among others, and anticipate providing short-term, seasonal service in the future. The growth in the number of customers is a result of our ability to provide a cost-effective service which has gained acceptance within the industry due to our successful market development efforts. The addition of the 747-400 aircraft provides us with the opportunity to increase our market share by offering this product to new and existing customers who have a need for the greater payload, extended range and operational reliability of the 747-400, but for whom the purchase of a limited number of 747-400 freighter aircraft would not be cost-effective. In addition, the 747-400 aircraft gives us a competitive advantage with new customers who choose to utilize only new or relatively new aircraft or are restricted by local regulations limiting the operation of older aircraft.

Industry Background

     While the air cargo industry is highly competitive, we believe that current industry trends are favorable to the continued growth of our business. According to reports prepared by Boeing, the world air cargo market is expected to more than triple over the next 20 years. Such reports indicate that the world air cargo market has grown at an average rate of 7.9% per year from 1987 to 1997. The average annual percentage growth through 2017 is expected to average 6.4%, with international air cargo market growth outpacing U.S. domestic growth. We believe this growth has been generated, in part, by:

     - economic growth;

     - the relaxation of international trade barriers, as indicated by the passage of the NAFTA and establishment of the WTO;

     - reductions in the price of shipping by air;

     - manufacturers' search for low-cost labor in developing countries; and

     - the increasingly time-sensitive nature of product-delivery schedules due to shorter product life-cycles and "just-in-time" inventory management.

In addition to growth in the global air cargo market, we expect to benefit from growth in the export-driven economies of the countries in the Pacific Rim, where we have focused a significant amount of our flight operations. We have not experienced any adverse impact on our business as a result of the recent economic and political turmoil in Asia, although there can be no assurances that there will not be any future impact. According to Boeing reports, eastbound and westbound Trans-Pacific cargo volumes grew at average annual rates of 7.6% and 10.8%, respectively, between 1987 and 1997, and are projected to grow at average annual rates of 7.7% and 6.0%, respectively, between 1997 and 2017. Similarly, northbound and southbound air cargo volumes between North America and South America increased at average annual rates of 8.7% and 10.2%, respectively, between 1987 and 1997, and are projected to grow at average annual rates of 6.4% and 6.8%, respectively, from 1997 to 2017. Additionally, eastbound and westbound North Atlantic air cargo volumes increased at average annual rates of 6.8% and 6.9%, respectively, between 1987 and 1997 and are projected to grow at average annual rates of 6.7% and 7.3%, respectively, from 1997 to 2017. We believe that, as a U.S. certificated "flag" carrier, we are well positioned to benefit from the progressive expansion of international trade and the consequential growth in global air cargo markets, particularly in Asia, South America and Europe, where we have concentrated a significant portion of our resources.

ACMI CONTRACTS

     The Company's ACMI Contracts, which accounted for approximately 94% of our total operating revenues in 1998, typically require our customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of three to five years, subject in certain limited cases to early termination provisions. These contracts typically require us to supply aircraft, crew, maintenance and insurance, while our customers generally bear all other operating expenses, including:

     - fuel and fuel servicing;

     - marketing costs associated with obtaining cargo;

     - airport cargo handling;

     - landing fees;

     - ground handling, aircraft push-back and de-icing services; and

     - specific cargo and mail insurance.

These contracts, therefore, eliminate the load factor and yield risk traditionally associated with the air cargo business. The ACMI Contracts typically require minimum air freight capacity to be provided to our customers. All of our revenues, and most of our costs, are in U.S. dollars, thus avoiding currency risks normally associated with doing business primarily overseas.

     At December 31, 1998, the Company operated under twenty-seven ACMI Contracts with twelve customers. In most cases, one aircraft is dedicated under each contract. China Airlines, LAS and Fast Air accounted for approximately 33%, 10% and 9% of the our total revenues, respectively, for the year ended December 31, 1998. In addition, we have also operated short-term, seasonal ACMI Contracts with Kitty Hawk, among others, and anticipate doing so in the future.

     Some of our ACMI Contracts allow our customers to cancel up to a maximum of approximately 5% of the guaranteed hours of aircraft utilization over the course of a year. Our customers most often exercise such cancellation options early in the first quarter or late in the fourth quarter of the year, when the demand for air cargo capacity has been historically lower. We have found that such cancellations provide a timely opportunity for the scheduling of maintenance on our aircraft, to the extent possible. See "-- Maintenance." We believe that our relationships with our customers are mutually satisfactory, as evidenced by the fact that we have renewed and, in certain cases, added a significant number of ACMI Contracts with our existing customers, although there can be no assurance that in the future such contracts will not be canceled in accordance with their terms.

     All of the ACMI Contracts provide that each of our aircraft be deemed at all times to be under our exclusive operational control. They also provide that, in order to service the routes designated by the contract, we obtain the authority from the governments having jurisdiction over the route. See
"-- Governmental Regulation." Additionally, if we are required to use the customer's "call sign" in identifying ourself throughout the route, the customer must also have obtained underlying authority from the governments having jurisdiction over the route. Therefore, our route structure is limited to areas in which we can gain access from the appropriate governments.

OTHER FLIGHT OPERATIONS

     To the extent we have available excess aircraft capacity at any time, we will seek to obtain ad hoc charter service contracts, which we believe are generally readily available. In addition, in the past we have provided service to Kitty Hawk, among others, pursuant to short-term, seasonal ACMI Contracts during periods of excess aircraft capacity.

SALES AND MARKETING

     From our primary offices in Golden, CO, New York, NY and Miami, FL, we service our air cargo customers and solicit ACMI Contract business. Our efforts to obtain new ACMI Contract business focus principally on international airlines with established air cargo customers, high operating costs and hub and spoke systems which gather cargo at a particular location and which have the need for long-distance capacity to move such cargo to another distribution point. On occasion, we may utilize independent cargo brokers to obtain new ACMI Contracts. We market our services by guaranteeing our customers a reliable, low-cost dedicated aircraft with the capacity to ensure the efficient linkage of such customers' distribution points without the customers having to purchase and maintain additional aircraft, schedule additional flights and add other resources. We have placed the first five 747-400 aircraft into service and expect to place the remaining 747-400 aircraft into service with both existing and prospective customers whom we believe will benefit from the unique performance capabilities of the 747-400 aircraft such as its longer range, greater payload and increased fuel efficiency.

MAINTENANCE

     Due to the average age of our Boeing 747-200 fleet, it is likely that the aircraft will require greater maintenance than newer aircraft such as the 747-400 aircraft. See "Item 2. Properties -- Aircraft." Aircraft maintenance includes, among other things, routine daily maintenance, maintenance every six weeks (an "A Check"), significant maintenance work every 18 months (a "C Check") and major maintenance events every five years or 25,000 flight hours, whichever comes later if the aircraft is over the age of 18 years, or every six years or 25,000 flight hours, whichever comes later for aircraft with an age of 18 years or less, with a maximum interval in either case of nine years (a "D Check"). We attempt to schedule major maintenance on our aircraft in the first quarter of the calendar year, when the demand for air cargo capacity has historically been lower, taking advantage of cancellations of flights by our customers that generally occur most frequently during this period.

     Pursuant to a maintenance contract with KLM (the "Maintenance Contract") in effect until January 2005, a significant part of the regular maintenance (principally C Checks and engine overhauls, excluding D Checks) for the 747-200 freighter aircraft and certain of their GE engines is undertaken by KLM, primarily at its maintenance base located at Schiphol International Airport in Amsterdam, The Netherlands. KLM supplies engineering and diagnostic testing for each aircraft and its components in compliance with the FAA and other applicable regulations. The Maintenance Contract provides that KLM, subject to certain terms and conditions, will perform repairs and maintenance of our aircraft on the same basis and order of priority as repairs to its own fleet. Such service is provided to us at a cost, for which a large part is a fixed rate per flight hour, subject to a 3.5% annual escalation factor for the first five years. Pratt & Whitney ("P&W") engines have historically been serviced elsewhere, each at a cost based upon the actual time and material necessary for such service. We have entered into a contract with Boeing to re-engine the only two P&W powered aircraft in the Company's fleet from P&W engines to GE engines, in order to improve the performance of the aircraft and to improve the standardization of our fleet. We have contracted with a third-party to acquire, among other things, the GE engines and parts required for such re-engineing. In addition, we believe that the recent sale of the P&W engines, coupled with the value derived from the unused parts associated with the acquisition of the GE engines, will result in no material financial impact as a result of these re-engineing efforts. On a prospective basis, we expect to incur lower maintenance costs related to these two aircraft compared to the costs we have experienced to date. Under the terms of the Maintenance Contract, in the event that we wish to maintain more than 12 of our aircraft under such contract, the terms of the contract are subject to adjustment by KLM. More than twelve of our aircraft are currently subject to the Maintenance Contract.

     In June 1996, we entered into a ten year engine maintenance agreement with GE for the engine maintenance of up to 15 aircraft powered by CF6-50E2 engines at a fixed rate per flight hour, subject to an annual formula increase. The agreement commenced in the third quarter of 1996 with the acceptance of engines associated with aircraft acquired in the third and fourth quarters of 1996. Effective in the year 2000, we have an option to add not less than 40 engines to the program.

     During the initial 36 month operating period, the 747-400 aircraft's airframe will be covered under manufacturer's warranties. As a result, we do not expect to incur significant maintenance expense in connection with the 747-400 airframe during the warranty period. In addition, the 747-400 airframe limited maintenance requirements will provide a higher operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. We will incur expenses associated with routine daily maintenance of both the airframe and the engines. In July 1998, we entered into an agreement with Lufthansa Technik pursuant to which Lufthansa Technik will provide all required maintenance for our initial order of ten 747-400 aircraft, plus any additional 747-400 aircraft that we purchase pursuant to our option in the Boeing Purchase Contract, on a fixed cost per flight hour basis for ten years, subject to an annual escalation adjustment. The Company may terminate the agreement in June 2003. In connection with the GE engine purchase agreement, we have also entered into two agreements with GE to provide ongoing maintenance on the 747-400 aircraft engines at a fixed cost per flight hour, subject to an annual escalation adjustment.

     We believe that fixed cost contracts provide the most efficient means of ensuring the continued service of our aircraft fleet and the most reliable way by which to predict our maintenance costs. Certain other low-level routine maintenance is performed on a time and material basis.

GOVERNMENTAL REGULATION

     Under the Aviation Act, the DOT and the FAA exercise regulatory authority over the Company. The DOT's jurisdiction extends primarily to economic issues related to the air transportation industry, including, among other things:

     - air carrier certification and fitness;

     - insurance;

     - certain leasing arrangements;

     - the authorization of proposed schedule and charter operations;

     - tariffs;

     - consumer protection;

     - unfair methods of competition;

     - unjust discrimination; and

     - deceptive practices.

The FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew and maintenance personnel licensing/training and maintenance standards.

     To provide air cargo transportation services under long-term contracts with major international airlines, we rely primarily on our worldwide charter authorities. FAA approval is required for each of our long-term ACMI Contracts and DOT approval is required for each of our long-term ACMI Contracts with foreign air carriers. In addition, FAA approval is required for each of our short-term, seasonal ACMI Contracts.

     In order to engage in the air transportation business, we are required to maintain a Certificate of Public Convenience and Necessity (a "CPCN") from the DOT. Prior to issuing a CPCN, the DOT examines a company's managerial competence, financial resources and plans and compliance disposition in order to determine whether a carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. The DOT also examines whether a carrier conforms with the Aviation Act requirement that the transportation services proposed are consistent with the public convenience and necessity. Among other things, a company holding a CPCN must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a State, Territory or Possession thereof; that its Chief Executive Officer and at least two-thirds of its Board of Directors and other managing officers be United States citizens; that not more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals; and that it not otherwise be subject to foreign control. The DOT may impose conditions or restrictions on such a CPCN.

     The DOT has issued the Company a CPCN to engage in interstate and overseas air transportation of property and mail, and a CPCN to engage in foreign air transportation of property and mail between the U.S. and Taiwan. Both CPCNs are subject to standard terms, conditions and limitations. By virtue of holding those CPCNs, we possess worldwide charter authorities. We also hold limited-term DOT exemption authority to engage in scheduled air transportation of property and mail between certain points in the U.S., on the one hand, and Hong Kong, Colombia and The Netherlands, on the other hand.

     International air services are generally governed by a network of bilateral civil air transport agreements in which rights are exchanged between governments, which then select and designate air carriers authorized to exercise such rights. These bilateral agreements may be open skies agreements which contain no restrictions or limitations, or they may specify the city-pair markets that may be served; restrict the number of carriers that may be designated; provide for prior approval by one or both governments of the prices the carriers may charge; limit frequencies or the amount of capacity to be offered in the market; and, in various other ways, impose limitations on the operations of air carriers. To obtain authority under a restrictive bilateral agreement, it is often necessary to compete against other carriers in a DOT proceeding. At the conclusion of the proceeding, the DOT awards all route authorizations. The provisions of bilateral agreements pertaining to charter services vary considerably from country to country. Some agreements limit the number of charter flights that carriers of each country may operate. We are subject to various international bilateral air services agreements between the U.S. and the countries to which we provide service. We also operate on behalf of foreign flag air carriers between various foreign points without serving the U.S. These services are subject to the bilateral agreements of the respective governments. Furthermore, these services require FAA approval but not DOT approval. We must obtain permission from the applicable foreign governments to provide service to foreign points.

     We have obtained an operating certificate issued by the FAA pursuant to
Part 121 of the Federal Aviation Regulations. The FAA has jurisdiction over the regulation of flight operations generally, including:

     - the licensing of pilots and maintenance personnel;

     - the establishment of minimum standards for training and retraining;

     - maintenance of technical standards for flight, communications and ground equipment;

     - security programs; and

     - other matters affecting air safety.

In addition, the FAA mandates certain recordkeeping procedures. We must obtain and maintain FAA certificates of airworthiness for all of our aircraft. Our aircraft, flight personnel and flight and emergency procedures are subject to periodic inspections and tests by the FAA. All air carriers operating to, from or within the United States are subject to the strict scrutiny of the FAA to ensure proper compliance with FAA regulations. The Company is considered to be a high-growth carrier by the FAA and, therefore, receives heightened attention by the FAA and DOT.

     The DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended and recodified, and under the Airport Noise and Capacity Act of 1990, to monitor and regulate aircraft engine noise. All of our existing fleet of aircraft comply with Stage 3 Standards -- the highest standard issued by the FAA.

     Under the FAA's Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Seven of our Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $3.5 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per aircraft will range between $2 million and $3 million. Twelve aircraft in our fleet have already undergone the major portion of such modifications. The remaining eleven aircraft in service will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered in compliance with all existing FAA Directives at their respective delivery dates. On December 3, 1998, the FAA issued a Directive ordering Boeing 747 operators to change fuel pump procedures to prevent dry tank operation that could result in ignition of the center or horizontal stabilizer fuel tanks. Compliance with this Directive may adversely impact our customers' operating costs and schedules. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

     We are also subject to the regulations of the Environmental Protection Agency regarding air quality in the U.S. The aircraft that we operate meet the fuel venting requirements and smoke emissions standards established by the Environmental Protection Agency.

COMPETITION

     The market for air cargo services is highly competitive. A number of airlines, including Lufthansa, currently provide services for themselves and for others similar to our services, and new airlines may be formed that would also compete with us. Such airlines may have substantially greater financial resources than we do. In addition, certain retail air freight companies, such as Evergreen International and Kitty Hawk, compete with us on a limited, indirect basis, generally outside of the ACMI operating structure. We believe that the most important elements for competition in the air cargo business are the range, payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the cargo transportation service. Our ability to achieve our strategic plan depends in part upon our success in convincing major international airlines that outsourcing some portion of their air cargo business remains more cost-effective than undertaking cargo operations with their own incremental capacity and resources and upon our ability to continue to obtain higher ACMI Contract rates in connection with the 747-400 aircraft compared to those currently obtained with existing Boeing 747-200 aircraft. We believe that such higher rates have been and will continue to be obtainable as a result of the unique operating benefits associated with the 747-400 aircraft. These operational benefits include a longer range, greater payload capability and increased fuel efficiency relative to the Boeing 747-200 aircraft.

FUEL

     Although fuel costs are typically the largest operating expense for airlines, we have limited exposure to the fluctuation of fuel costs and disruptions in supply as a result of our ACMI Contracts, which require the customers to provide fuel for the aircraft. However, an increase in fuel costs could reduce our cost advantages because of our older Boeing 747-200 aircraft fleet, which are not as fuel-efficient as newer cargo aircraft such as the 747-400 aircraft. In addition, to the extent we operate scheduled cargo or ad hoc charter services, or position our aircraft, we are responsible for fuel and other costs that are normally borne by the customers under the ACMI Contracts. In 1998, approximately 3% of our block hours represented scheduled cargo, ad hoc charter services or positioning our aircraft for our own account. We may, at times, have excess capacity in which case we may deploy such aircraft in scheduled cargo or ad hoc charter services.

EMPLOYEES

     As of December 31, 1998, we had 890 employees, 507 of whom were air crew members. We have hired and expect to hire additional pilots in 1999 associated with the delivery of additional aircraft, including the 747-400 aircraft. We maintain a comprehensive training program for our pilots in compliance with FAA requirements in which each pilot regularly attends update programs. We believe that our current training program has been sufficiently modified to provide training required for pilots for the 747-400 aircraft. In addition, as part of the Boeing Purchase Agreement, to defray a portion of the costs, Boeing has trained and will train a limited number of our pilots and crew assigned to the 747-400 aircraft. However, we have incurred and will incur incremental costs associated with ongoing training with regard to the 747-400 aircraft.

     We believe that our employees' participation in the growth and profitability of our business is essential to maintain our productivity and low cost structure, and we have therefore established programs for that purpose such as a profit sharing plan, a stock purchase plan, and a matching contribution of the employees' contribution to a retirement plan (Internal Revenue Code of 1986, as amended, Section 401(k) plan). Such programs are designed to allow employees to share financially in our success and to augment base salary levels and retirement income. We consider our relations with our employees to be good.

     Our labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board ("NMB"). None of our employees is subject to a collective bargaining agreement; however, many airline industry employees are subject to such agreements and our employees have been and are routinely solicited by union representatives seeking to organize them. In January 1998, our pilots rejected union representation by Airline Pilots Association ("ALPA"). On February 2, 1999, we were notified by the NMB that an application has been filed by the International Brotherhood of Teamsters ("IBT") and ALPA requesting authority to ballot Atlas' crew members to determine if they wish to be represented by a third party. The NMB verified the authenticity of the union authorization cards presented by both IBT and ALPA and scheduled a representation election with ballots to be mailed in March 1999.

INSURANCE

     We may incur potential losses which could result in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also potential claims involving injury to persons or property. We are required by the DOT to carry liability insurance on each of our aircraft, and each of our aircraft leases and ACMI Contracts also require us to carry such insurance. While we carry this insurance, any extended interruption of our operations due to the loss of an aircraft could have a material adverse effect on our financial position and results of operations. We currently maintain public liability and property damage insurance and aircraft hull and liability insurance for each of the aircraft in the fleet in amounts consistent with industry standards. We maintain baggage and cargo liability insurance if not provided by our customers under ACMI Contracts. Although we believe that our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on our financial condition and could affect our ability to obtain insurance in the future. We believe that we have good relations with our insurance providers.

ITEM 2. PROPERTIES

AIRCRAFT

     Our utilization of Boeing 747 aircraft provides significant marketing advantages because these aircraft, relative to most other cargo aircraft that are commercially available, have higher maximum payload and cubic capacities, and longer range. The uniformity of our current Boeing 747-200 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas. The new 747-400 aircraft have greater operational capabilities than the 747-200 aircraft and will allow us to maintain our low cost structure despite their higher acquisition cost. The new aircraft's lower maintenance requirements will provide a higher level of operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. In addition, the acquisition of 12 747-400 freighter aircraft will make Atlas the largest operator of this aircraft type to date and will enable us to capitalize on economies of scale from the standardization in maintenance and crew training.

     The following table describes, as of February 22, 1999, our existing fleet and the 747-400 aircraft subject to the Boeing Purchase Agreement (including two exercised options).

                                 FLEET PROFILE

                                                NUMBER       AIRCRAFT                       YEAR OF
                                              OF AIRCRAFT      TYPE      OWNED/LEASED     MANUFACTURE
                                              -----------    --------    ------------     -----------
Existing fleet:.............................      22         747-200         Owned(1)      1974-1986(2)
                                                   1         747-200        Leased(3)           1976
                                                   1         747-400         Owned              1998
                                                   4         747-400        Leased(4)           1998
747-400 aircraft on order(5):...............       4         747-400                            1999
                                                   3         747-400                            2000

---------------

(1) Two aircraft are powered by Pratt & Whitney engines and 20 are powered by GE engines. See "-- Maintenance."

(2) The years of manufacture for these 22 aircraft are as follows: six aircraft in 1979, four aircraft in 1980, two aircraft each in 1976, 1978 and 1981 and one aircraft each in 1974, 1975, 1977, 1984, 1985 and 1986.

(3) The aircraft is leased from a third party under a lease expiring in March 2010 and is powered by GE engines.

(4) These aircraft are leased from third parties under three leases expiring in 2019, and one lease expiring in 2020.

(5) We have agreed to purchase 10 new Boeing 747-400 freighter aircraft and have exercised options for two additional aircraft. The first five aircraft were delivered in July, August, October and December 1998;

    seven aircraft are scheduled to be delivered as follows: four in 1999 and three in 2000. See "-- 747-400 Aircraft Acquisition." These aircraft will be powered by GE engines. A portion of the financing for the first five aircraft has been secured through the EETCs and lease equity.

     We have been successful in obtaining new customers, or establishing additional arrangements with existing customers, coincident with the delivery of aircraft into the fleet or soon thereafter. However, from time to time, we accept delivery of aircraft that have not been committed to a particular ACMI Contract. These aircraft have been utilized temporarily as replacement aircraft during scheduled and unscheduled maintenance of other aircraft, as well as for ad hoc charter arrangements. Although we intend to have new ACMI Contracts in place upon delivery of aircraft, including the 747-400 aircraft, there can be no assurance that such arrangements will have been made.

     From time to time, we engage in discussions with third parties regarding possible acquisitions of aircraft that could expand our operations. We are in discussions with third parties for the possible acquisition of additional aircraft for delivery in 1999 and beyond.

747-400 AIRCRAFT ACQUISITION

     In June 1997, we entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft with options for 10 additional aircraft, all to be powered by GE engines. We acquired and placed into service five of the 747-400 aircraft in the second half of 1998. Due to production problems at Boeing, some of the 1998 delivery positions of the 747-400 aircraft were delayed, resulting in compensation to us. In addition, Boeing has agreed to compensate us for future delays, if any, in deliveries of the 747-400 aircraft pursuant to the Boeing Purchase Agreement. Any delays in future deliveries of the 747-400 aircraft could adversely impact our ability to initiate service with existing and prospective customers in a timely fashion. The Boeing Purchase Agreement also provides us with options to purchase up to 10 additional 747-400 freighter aircraft for delivery from 2000 through 2002. In February 1999, we exercised options for two additional aircraft for delivery in 2000. As a result of our being the largest purchaser of 747-400 freighter aircraft to date, we were able to negotiate from Boeing and GE a significant discount off the aggregate list price of $1.7 billion for the 10 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. In addition, we obtained certain ancillary products and services at advantageous prices.

FACILITIES

     Our principal executive offices are located in a 7,000 square foot office building owned by the Company at 538 Commons Drive, Golden, Colorado. We also rent 5,300 square feet of office space in two adjacent buildings.

     We presently occupy a 22,000 square foot facility located at JFK International Airport. This facility includes administrative offices, maintenance work areas and hangar and parts storage facilities, as well as flight dispatch operations. We occupy this facility pursuant to a lease agreement with Japan Airlines ("JAL") for a five-year period with two five-year renewal rights from JAL, which began on June 1, 1995, at a monthly rate of approximately $55,000. Additionally, in the third quarter of 1998, we leased an additional 8,000 square feet with a monthly rate increase to approximately $88,000. We believe the JAL facility is adequate to support the near-term growth in operations that will result from the anticipated acquisition of additional aircraft. In addition, we lease 7,750 square feet of warehouse space at JFK for the storage of aircraft components, tires and other aircraft related equipment at a monthly lease rate of $5,000. The initial lease term expires at the end of August 1999 and provides for two one-year renewal option periods beginning September 1, 1999. The Company is evaluating location alternatives to JFK to handle its long-term growth plans.

     Due to increased operations at MIA, we entered into a month-to-month office lease and a month-to-month warehouse lease with Dade County, Florida in March 1997 that currently provide for a combined monthly lease rate of approximately $19,000. The leased warehouse space is used to store aviation equipment and aircraft components used to maintain aircraft operated by us. In the third quarter of 1998, we entered into a sublease and ramp use agreement with American Airlines, Inc. for 145,000 square feet of hangar, office and parking space at MIA in support of our increased operations. The lease is for a period in excess of four years and commenced July 1, 1998, at a monthly rate of approximately $105,000, subject to an annual escalation factor.

ITEM 3. LEGAL PROCEEDINGS

     In March 1997, Air Support International, Inc. ("ASI") filed a complaint against us in the U.S. District Court, Eastern District of New York alleging actual and punitive damages of approximately $13.5 million arising from our refusal to pay commissions which ASI claims it is owed for allegedly arranging certain ACMI Contracts. We intend to vigorously defend against all of ASI's claims.

     While we are from time to time involved in litigation in the ordinary course of our business, there are no other material legal proceedings pending against us or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER MATTERS

     In November 1997, the Company's common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "CGO." Prior to that, the Company's common stock traded on the Nasdaq National Market ("Nasdaq/NM") under the trading symbol "ATLS." The approximate number of shareholders of record at February 22, 1999 was 266.

     In January, 1999, the Company declared a 3-for-2 stock split for shareholders of record as of January 25, 1999 which was effected on February 8, 1999 (the "Stock Split"). The following table sets forth for the periods indicated the high and low bid quotations, as quoted by the NYSE and Nasdaq/NM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. These amounts are approximate as a result of their restatement to reflect the Stock Split.

                                                                  1998               1997
                                                              -------------      -------------
                                                              HIGH      LOW      HIGH      LOW
                                                              ----      ---      ----      ---
QUARTER ENDED
  March 31..................................................  $21 3/4   $21 3/16 $31 13/16 $13 1/4
  June 30...................................................   22 5/8    22 5/16  23 15/16  16
  September 30..............................................   19 9/16   18 11/16  22 13/16  14 1/4
  December 31...............................................   33 7/16   29 5/8   19 1/2    14 9/16

     The Company has not declared any cash dividends and does not plan to do so in the foreseeable future. The indentures governing the Company's unsecured
10 3/4% Senior Notes Due 2005, 9 3/8% Senior Notes Due 2006 and 9 1/4% Senior Notes Due 2008 (each as defined) in certain circumstances may restrict the Company from paying dividends or making other distributions on its common stock. See Note 3 to the Consolidated Financial Statements of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below have been derived from the consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating revenues......................  $422,238   $401,041   $315,659   $171,267   $102,979
Operating income........................   135,849     56,002     88,063     42,674     13,894
Income before extraordinary item........    46,217      6,689     37,838     17,831      3,586
Net income..............................    46,217     23,429     37,838     17,831      3,586
Basic EPS:
  Income before extraordinary item per
     common share.......................      1.37        .20       1.17        .71        .16
  Net income per common share...........      1.37        .70       1.17        .71        .16
  Weighted average common shares
     outstanding during the period(1)...    33,675     33,675     32,254     25,174     22,500
Diluted EPS:
  Income before extraordinary item per
     common share.......................      1.37        .20       1.16        .71        .16
  Net income per common share...........      1.37        .69       1.16        .71        .16
  Weighted average common shares
     outstanding during the period(1)...    33,841     33,803     32,523     25,278     22,500

                                                           AT DECEMBER 31,
                                       --------------------------------------------------------
                                          1998         1997        1996       1995       1994
                                       ----------   ----------   --------   --------   --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments......  $  471,814   $  152,969   $124,663   $ 96,990   $ 10,524
Working capital (deficit)............     294,511       80,363     98,675     81,022     (1,937)
Total assets.........................   1,988,869    1,297,415    773,707    447,323    162,731
Long-term debt, net of current
  portion............................   1,166,460      736,026    462,868    335,902    158,730
Other liabilities....................     235,308      163,167         --         --         --
Stockholders' equity (deficit).......     283,890      238,829    215,785     68,715    (15,753)

---------------

(1) As adjusted to reflect the 3-for-2 stock split for shareholders of record as of January 25, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The cargo operations of our airline customers are seasonal in nature, with peak activity occurring traditionally in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with us, and are expected to continue to do so in the future. As a result, our revenues typically decline in the first quarter of the year as our contractual aircraft utilization level temporarily decreases. We seek to schedule, to the extent possible, our major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

     The aircraft acquisitions and lease arrangements are described in Note 6 of our December 31, 1998 Consolidated Financial Statements. The timing of when an aircraft enters our fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period. In addition, the number of aircraft utilized from period to period as spare or maintenance back-up aircraft may also cause quarterly results to vary.

     The tables below set forth selected financial and operating data for the four quarters of the years ended December 31, 1998, 1997 and 1996 (dollars in thousands).

                                                                  1998
                                       ----------------------------------------------------------
                                                       4TH         3RD         2ND         1ST
                                       CUMULATIVE    QUARTER     QUARTER     QUARTER     QUARTER
                                       ----------    --------    --------    --------    --------
Total operating revenues.............   $422,238     $145,465    $109,189    $ 87,950    $ 79,634
Operating expenses...................    286,389       98,393      73,473      56,432      58,091
Operating income.....................    135,849       47,072      35,716      31,518      21,543
Other (expense)......................    (62,298)     (18,227)    (15,478)    (15,479)    (13,114)
Net income...........................     46,217       18,057      12,745      10,105       5,310
Block hours..........................     76,276       25,134      18,926      16,828      15,388
Average aircraft operated............       19.6         23.7        19.9        17.7        17.0
Operating margin.....................      32.2%        32.4%       32.7%       35.8%       27.1%

                                                                  1997
                                        ---------------------------------------------------------
                                                        4TH         3RD         2ND         1ST
                                        CUMULATIVE    QUARTER     QUARTER     QUARTER     QUARTER
                                        ----------    --------    --------    --------    -------
Total operating revenues..............   $401,041     $120,893    $104,197    $ 93,902    $82,049
Operating expenses....................    345,039       93,112      82,464     104,556     64,907
Operating income (loss)...............     56,002       27,781      21,733     (10,654)    17,142
Other (expense).......................    (45,469)     (13,383)    (11,930)    (10,908)    (9,248)
Net income............................     23,429        9,143       6,225       3,048      5,013
Block hours...........................     75,254       22,333      19,937      17,541     15,443
Average aircraft operated.............       19.5         20.9        20.4        19.5       17.2
Operating margin (deficit)............       14.0%        23.0%       20.9%      (11.4)%     20.9%

                                                                  1996
                                        ---------------------------------------------------------
                                                        4TH         3RD         2ND         1ST
                                        CUMULATIVE    QUARTER     QUARTER     QUARTER     QUARTER
                                        ----------    --------    --------    --------    -------
Total operating revenues..............   $315,659     $104,715    $ 79,681    $ 72,614    $58,649
Operating expenses....................    227,596       74,775      59,635      49,947     43,239
Operating income......................     88,063       29,940      20,046      22,667     15,410
Other (expense).......................    (28,475)      (8,569)     (7,207)     (6,982)    (5,717)
Net income............................     37,838       13,397       8,201      10,037      6,203
Block hours...........................     59,445       18,803      15,444      14,073     11,125
Average aircraft operated.............       14.7         18.4        15.4        14.0       10.8
Operating margin......................       27.9%        28.6%       25.2%       31.2%      26.3%

  1998 Compared to 1997

     Operating Revenues and Results of Operations. Total operating revenues for the year ended December 31, 1998 increased to $422.2 million compared to $401.0 million for 1997, an increase of approximately 5%. The average number of aircraft in our fleet during 1998 was 19.6 compared to 19.5 during 1997. Total block hours for 1998 were 76,276 compared to 75,254 for 1997, an increase of approximately 1%, reflecting better aircraft utilization. Revenue per block hour increased by approximately 4% to $5,536 for 1998 compared to $5,329 for 1997. Our operating results increased from an operating profit of $56.0 million in 1997 to a $135.8 million operating profit in 1998, primarily due to the return at the end of 1997 of the aircraft subleased from FedEx, for which we experienced higher maintenance costs compared to the other aircraft in our fleet. In addition, we recorded a largely non-cash charge to earnings of $27.1 million in the second quarter of 1997, which was comprised of: write-offs of various leasehold improvements associated with our subleases from FedEx of the five 747-200 aircraft and reserves for costs necessary to return the aircraft upon termination of the subleases in January 1998; reserves primarily related to certain customers and vendors for out-of-period items, which we settled in 1998; and reserves for litigation costs and other costs not expected to re-occur. Net income of $23.4 million for 1997 increased to a net income of $46.2 million of 1998, primarily due to lower maintenance costs in 1998. The after-tax effect of the second quarter charge noted above was substantially offset by the after-tax effect of an extraordinary gain on early extinguishment of debt in the same quarter of 1997.

     Operating levels increased during the second half of 1998 with the delivery of the first five new 747-400 freighter aircraft, one each in July, August and October and two in December, 1998. In addition, we took delivery of three 747-200 freighter aircraft in the fourth quarter of 1998. These 1998 deliveries more than offset the lost capacity associated with the return at the end of 1997 of five leased 747-200 freighter aircraft to FedEx. In addition, during 1998 we converted two aircraft from passenger configuration to cargo configuration.

     Our operating levels increased in the second half of 1998 as a result of these aircraft acquisitions. Block hours increased from 15,388 in the first quarter of 1998 to 25,134 in the fourth quarter of 1998, reflecting the growth in the average fleet size from 17.0 aircraft to 23.7 aircraft for the two periods. Total operating revenue increased from $79.6 million in the first quarter to $145.5 million in the fourth quarter, representing slightly higher block hour rates for the fourth quarter compared to those of the first quarter of 1998, primarily due to the seasonality of the business of our customers. We earned $47.1 million operating income and $18.1 million net income in the fourth quarter of 1998, compared to $21.5 million operating income and $5.3 million net income in the first quarter of 1998.

     Operating Expenses. Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

     Flight crew salaries and benefits include all such expenses for our pilot work force. Flight crew salaries increased to $35.5 million in 1998 compared to $30.2 million in 1997, due to increases in the number of aircraft in our fleet and aircraft block hours and in particular to crew our new 747-400 aircraft. While actual expense increased by approximately 18% during 1998, on a block hour basis this expense increased 16% to $466 per block hour for 1998 from $401 per block hour for 1997. This increase in the block hour rate was primarily due to the added costs associated with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998.

     Other flight-related expenses include hull and liability insurance on our fleet of Boeing 747 aircraft, crew travel and meal expenses, initial and recurrent crew training costs and other expenses necessary to conduct our flight operations.

     Other flight-related expenses increased to $34.7 million in 1998 compared to $28.8 million in 1997, or approximately 21%. On a block hour basis, other flight-related expenses increased approximately 19% to $455 per block hour for 1998 compared to $382 per block hour for 1997. This increase was primarily due to the impact of the added costs associated with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998.

     Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 we contracted with KLM for a significant part of our regular maintenance operations and support on a fixed cost per flight hour basis. Effective October 1996, certain additional aircraft engines were accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a 10 year maintenance agreement. During 1998, we entered into separate long-term contracts with Lufthansa Technik for the airframe maintenance and with GE for the engine maintenance of the 747-400 freighter aircraft, effective with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998.

     Maintenance expense decreased to $96.6 million in 1998 from $123.8 million in 1997, or approximately 22%, primarily due to the return at the end of 1997 of the aircraft subleased from FedEx, for which we experienced higher maintenance costs compared to the other aircraft in our fleet. On a block hour basis, maintenance expense also decreased year over year by approximately 22%.

     Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

     Aircraft and engine rentals were $14.6 million in 1998 compared to $31.6 million in 1997, or a decrease of approximately 54%, primarily due to the return at the end of 1997 of the five leased 747-200 freighter aircraft to FedEx, partially offset by the four leased 747-400 aircraft acquired in the second half of 1998.

     Because of the nature of our ACMI Contracts with our airline customers, under which we are responsible for the ownership cost and maintenance of the aircraft and for supplying aircraft crews and insurance, our airline customers bear all other operating expenses. As a result, we incur fuel and ground handling expenses only when we operate on our own behalf either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services include both the direct costs of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for the non-ACMI Contract service include the costs associated with servicing our aircraft at the various airports to which we operate.

     Fuel and ground handling costs decreased to $8.7 million for 1998 compared to $10.8 million for 1997, or approximately 19%. This was due to lower fuel prices in 1998 compared to 1997, partially offset by an increase in scheduled service, charter and other non-ACMI block hours to 1,924 block hours in 1998 from 1,787 block hours in 1997.

     Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls.

     Depreciation and amortization expense increased to $59.1 million in 1998 from $42.9 million in 1997, or approximately 38%. This increase primarily reflected an increase of approximately 30% in owned aircraft.

     Other operating expenses include salaries, wages, benefits, travel and meal expenses for non-crew members and other miscellaneous operating costs.

     Other operating expenses decreased to $37.1 million in 1998 from $49.8 million in 1997, or approximately 26%. On a block hour basis, these expenses decreased to $486 per block hour in 1998 from $661 per block hour in 1997, or approximately 27%. The reduced expense in cost from the prior year was due primarily to certain vendor credits, partially offset by increased staffing and other resources associated with the expansion of our operations.

     Other income (expense) consists of interest income and interest expense. Interest income for 1998 was $12.6 million compared to $7.4 million for 1997, primarily due to the investment of proceeds from our issuance of the 9 1/4% Senior Notes in April 1998, the 9 3/8% Senior Notes in November 1998 and the return of deposits and proceeds from financing the 747-400 freighter aircraft deliveries in the third and fourth quarters of 1998. Interest expense increased to $74.9 million for 1998 from $52.8 million for 1997, or approximately 42%. This increase resulted from the financing associated with the acquisition of additional 747-200 aircraft, the cost of freighter conversions between these periods and the issuance of $175 million of 9 1/4% Senior Notes in April 1998 and $150 million of 9 3/8% Senior Notes in November 1998.

     Income Taxes. Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 37.2% during 1998 and 36.5% during 1997. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a majority of our tax provision in these periods is deferred.

  1997 Compared to 1996

     Operating Revenues and Results of Operations. Total operating revenues for the year ended December 31, 1997 increased to $401.0 million compared to $315.7 million for 1996, an increase of approximately 27%. The average number of aircraft in our fleet during 1997 was 19.5 compared to 14.7 during 1996. Total block hours for 1997 were 75,254 compared to 59,445 for 1996, an increase of approximately 27%, principally reflecting the increase in the size of our fleet. Revenue per block hour increased by approximately 0.4% to $5,329 for 1997 compared to $5,310 for 1996. Our operating results decreased from an $88.1 million operating profit in 1996 to a $56.0 million operating profit in 1997, primarily due to the largely non-cash charge to earnings of $27.1 million in the second quarter of 1997. The after-tax effect of this second quarter charge was substantially offset by the after-tax effect of the extraordinary gain on early extinguishment of debt in the same quarter of 1997. Net income of $37.8 million for 1996 declined to a net income of $23.4 million for 1997, primarily due to the increase in interest expense associated with the increase in aircraft in service year over year and the higher maintenance costs with respect to the aircraft subleased from FedEx.

     Operating levels increased during the second quarter of 1997 as a result of placing in service two additional aircraft upon completion of their respective cargo modifications by Boeing, one in March 1997 and one in May 1997. In addition, we placed in service the fifth aircraft subleased from FedEx in April 1997. In August 1997 and at the end of September 1997, we took delivery of a fifth and sixth aircraft from Thai Airways, respectively, upon completion by Boeing of its modification to cargo configuration. At the end of 1997, we removed from revenue service the five aircraft subleased from FedEx in preparation for the return of these aircraft to FedEx in the first quarter of 1998, as provided for in the subleases.

     Our operating levels increased moderately during 1997 as a result of these aircraft acquisitions. Block hours increased from 15,443 in the first quarter of 1997 to 22,333 in the fourth quarter of 1997, reflecting the growth in the average fleet size from 17.2 aircraft to 20.9 aircraft for the two periods. Total operating revenue increased from $82.0 million in the first quarter to $120.9 million in the fourth quarter, representing slightly higher block hour rates for the fourth quarter compared to those of the first quarter of 1997, primarily due to the seasonality of the business of our customers. We achieved $27.8 million operating income and $9.1 million net income in the fourth quarter of 1997, compared to $17.1 million operating income and $5.0 million net income in the first quarter of 1997.

     In the second quarter of 1997, we recorded a largely non-cash charge of $27.1 million to operating income. This charge included the write-off of our remaining balance sheet investment in the five aircraft subleased from FedEx, as well as the establishment of certain reserves associated with costs necessary to return the aircraft in the first quarter of 1998 and other non-recurring items. Excluding this charge, operating income was $83.1 million for 1997 compared to $88.1 million for 1996, or a decrease of approximately 6%. There were an average of 4.4 aircraft subleased from FedEx operating in 1997 compared to an average of
1.7 aircraft subleased from FedEx operating in 1996. Maintenance costs with respect to the FedEx aircraft were substantially higher than for the rest of our fleet. In addition, we incurred $1.2 million of costs in the first quarter of 1997 related to the return of two leased aircraft to their respective lessors. In the second quarter of 1997, the realization of an after-tax extraordinary gain of $16.7 million, resulting from the receipt of a prepayment incentive credit associated with the refinancing of approximately $228 million of indebtedness during the second quarter, for the most part offset the $17.2 million after-tax impact of the non-recurring charge discussed above.

     One of our customers has disputed a portion of approximately $8.9 million of ACMI billings and non-ACMI billings associated with maintenance support. We believe that we have established adequate reserves with respect to this dispute.

     Operating Expenses. Flight crew salaries and benefits increased to $30.2 million in 1997 compared to $25.0 million in 1996, due to increases in the number of aircraft in our fleet and aircraft block hours. While actual expense increased by approximately 21% during 1997, on a block hour basis this expense declined by approximately 5% to $401 per block hour for 1997 from $421 per block hour for 1996. This reduction was due to increased efficiency in staffing levels and scheduling resulting from the increased level of operations.

     Other flight-related expenses increased to $28.8 million in 1997 compared to $27.4 million in 1996, or approximately 5%. The impact of the larger fleet size for 1997 compared to the prior year was partially offset by a reduction in our aircraft hull and liability insurance rates based on its increased size and favorable operating history. As a result of this and other operating efficiencies, on a block hour basis, other flight-related expenses declined by approximately 17% to $383 per block hour for 1997 compared to $461 per block hour for 1996.

     Maintenance expense increased to $123.8 million in 1997 from $84.3 million in 1996, or approximately 47%, partially due to the increase in our average fleet size and partially due to the higher maintenance costs with respect to the aircraft subleased from FedEx. On a block hour basis, maintenance expense increased year over year by approximately 16%, primarily due to higher maintenance costs associated with the aircraft subleased from FedEx.

     Aircraft and engine rentals were $31.6 million in 1997 compared to $27.3 million in 1996, or an increase of approximately 16%, of which approximately $2.6 million was due to higher lease rates in 1997 compared to 1996 and $3.1 million was due to an additional 0.5 aircraft leased in 1997 over 1996. This increase was partially offset by a $1.4 million decrease in engine rentals year over year, due to additional spare engines purchased in 1997.

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

     Other operating expenses increased to $49.8 million in 1997 from $27.5 million in 1996, or approximately 81%, reflecting the increase in our operations. On a block hour basis, these expenses increased to $661 per block hour in 1997 from $462 per block hour in 1996, or approximately 43%. This increase in cost was due primarily to additional personnel and other resources necessary to properly manage our increased operations and to prepare for the introduction of the 747-400 aircraft.

     Other Income (Expense). Interest income for 1997 was $7.4 million compared to $7.1 million for 1996, due to achieving higher interest rates in 1997 compared to 1996 on a slightly lower short-term investment level in 1997 compared to 1996. Interest expense increased to $52.8 million in 1997 from $35.6 million in 1996, or approximately 49%, primarily resulting from an increase of approximately 50% in financed flight equipment between these periods.

     Income Taxes. Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 36.5% during 1997 and 1996. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a majority of our tax provision in these periods is deferred.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, we had cash and cash equivalents of approximately $449.6 million, short-term investments of approximately $22.2 million and working capital of approximately $294.5 million. During 1998, cash and cash equivalents increased approximately $408.3 million, principally reflecting cash provided from operations of $106.2 million, proceeds from equipment financings of $775.9 million, net proceeds from the maturity and purchase of short-term investments of $89.4 million and proceeds from the issuance of common stock of $2.0 million, partially offset by the net sale and purchase of investments in flight and other equipment of $460.8 million, principal reductions of indebtedness of $89.9 million, debt issuance costs of $11.4 million and net treasury stock purchases of $3.1 million.

     At December 31, 1997, the Company had cash and cash equivalents of approximately $41.3 million, short-term investments of approximately $111.6 million and working capital of approximately $80.4 million. During 1997, cash and cash equivalents increased approximately $31.5 million, principally reflecting cash provided from operations of $87.7 million, proceeds from equipment financings of $815.8 million and net proceeds from the maturity and purchase of short-term investments of $3.2 million, partially offset by the net sale and purchase of investments in flight and other equipment of $364.0 million, principal reductions of indebtedness of $494.1 million, debt issuance costs of $16.6 million and net treasury stock purchases of $0.4 million.

     In June 1997, we entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from GE, with options to purchase up to 10 additional 747-400 aircraft. We arranged leveraged lease financing for the four 747-400 freighter aircraft that were delivered in July, August, October and December 1998 and debt financing for the fifth aircraft delivered in December 1998. See discussion of EETCs below. The Boeing Purchase Agreement requires that we pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, we expect the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $162.3 million, which was paid as of June 30, 1998. There were approximately $96.1 million of pre-delivery deposits outstanding at December 31, 1998 which were included in flight equipment. We expect to pay an additional $55.2 million in 1999 in pre-delivery deposits in accordance with the firm order pre-delivery deposits schedule for seven aircraft, including the two option aircraft. Upon each delivery, Boeing refunds to us the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which we accrue and pay interest quarterly at 6-month LIBOR, plus 2.0%. As of December 31, 1998, there was $152.6 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.25%.

     In January and February 1998, pursuant to an early lease termination agreement negotiated in November 1997 with Philippine Airlines, we delivered to Boeing for modification to cargo configuration an aircraft acquired from Marine Midland Bank in December 1996 and an aircraft acquired from Citicorp Investor Lease, Inc. in May 1997. The first aircraft was re-delivered to us at the end of April 1998 and the second aircraft was re-delivered to us in July 1998. The financing for the modification to cargo configuration was provided under the Aircraft Credit Facility, under which we borrowed a total of $3.3 million during the first quarter of 1998 with respect to these aircraft. In April 1998 and July 1998, we borrowed an additional $13.8 million and $17.2 million, respectively, to pay for the final costs of conversion for these two aircraft.

     In February 1998, we completed an offering of $538.9 million of Enhanced Equipment Trust Certificates ("EETCs"). The EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the EETCs have been used to finance (through four leveraged leases and one secured debt financing) the acquisition of the first five new 747-400 freighter aircraft from Boeing which were delivered to us during the period July 1998 through December 1998. In connection with the secured debt financing, we took ownership of the aircraft and executed equipment notes in the aggregate amount of $107.9 million with a weighted average interest rate of 7.6%. In November and

December 1997, we entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with fluctuations in the interest rates which were the basis for the pricing of the EETCs that were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which will be amortized over the expected twenty-year life associated with this financing. There can be no assurance that we will be able to obtain sufficient financing to fund the purchase of the remaining 747-400 freighter aircraft, or if such financing is available, that it will be available on a commercially reasonable basis. If we are unable to do so, we could be required to modify our expansion plans or to incur higher than anticipated financing costs, which could have a material adverse effect on our financial position and results of operations.

     In March 1998, we entered into a 10-year agreement with GE to provide all repair and overhaul work on the engines related to both the 10 firm and 10 option 747-400 freighter aircraft. This agreement is based on a fixed cost per flight hour, similar to our engine agreement with GE for its 747-200 fleet.

     In April 1998, we completed the offering of $175 million of unsecured 9 1/4% Senior Notes at 99.867% due 2008 (the "9 1/4% Senior Notes"). The proceeds of the offering are being used for general corporate purposes.

     In May 1998, we agreed to purchase a Boeing Business Jet ("BBJ") from Boeing for approximately $32 million. At the end of January 1999, we took delivery of the BBJ from Boeing and immediately delivered the aircraft to a third party for installation of the interior business configuration. This aircraft will be used to transport our executives on business trips throughout the world. We intend to sell our current corporate aircraft (currently owned by one of our subsidiaries) upon delivery of the BBJ from the third party, and our Chief Executive Officer has agreed to share in the acquisition costs and capital improvement costs of the BBJ.

     In June 1998, we entered into an agreement with Lufthansa Technik pursuant to which Lufthansa Technik will provide all required airframe maintenance for our initial order of 10 747-400 freighter aircraft, plus any additional 747-400 freighter aircraft we purchase pursuant to our option in the Boeing Purchase Agreement, on a fixed cost per flight hour basis for 10 years, subject to an annual escalation adjustment. The Company may terminate the agreement in June 2003.

     In July 1998, we secured permanent financing in the amount of $38.9 million from Banc One Leasing Corporation for one of the aircraft originally financed under the Aircraft Credit Facility. The new financing carries a term of 10 years at an annual interest rate of approximately 7.5% with quarterly debt service payments.

     In July 1998, we purchased a 747-200 freighter aircraft from Air France Partnairs Leasing N.V. for which we financed approximately $31.3 million through the Aircraft Credit Facility.

     In August 1998, the commitment for the Aircraft Credit Facility was decreased from $250.0 million to $200.0 million in connection with a revision of terms that are more favorable to us, including a decrease in the interest rate from a Eurodollar Rate Loan plus 2.5% to a Eurodollar Rate Loan plus 2.0%.

     In September 1998, we entered into an agreement to acquire three 747-200 freighter aircraft from Cargolux for scheduled deliveries in the fourth quarter of 1998, of which the first delivery occurred in October 1998, the second delivery occurred in November 1998 and the third delivery occurred in December 1998. Upon delivery, we immediately placed these aircraft into service. We financed these aircraft through the Aircraft Credit Facility for approximately $31.0 million, $34.1 million and $30.1 million, respectively.

     In November 1998, we completed the offering of $150 million of unsecured
9 3/8% Senior Notes due 2006. The proceeds of the offering are being used for general corporate purposes, including the redemption of our outstanding 12 1/4% Pass Through Certificates due 2002. See "-- Recent Developments."

     In November 1998, we entered into a contract with Boeing to re-engine the only two P&W powered aircraft in our fleet from P&W engines to GE engines, in order to improve the performance of the aircraft and to improve the standardization of our fleet. We have contracted with a third-party to acquire, among other things, the GE engines and parts required for such re-engineing. The recent sale of the P&W engines, coupled with the expected sale of the unused parts associated with the acquisition of the GE engines, will result in no material financial impact as a result of these re-engineing efforts. On a prospective basis, we expect to incur lower maintenance costs related to these two aircraft compared to the costs we have experienced to date.

     Due to the contractual nature of our business, our management does not consider our operations to be highly working capital-intensive in nature. Because most of the non-ACMI costs normally associated with operations are borne by and directly paid for by our customers, we do not incur significant costs in advance of the receipt of corresponding revenues. Moreover, ACMI costs, which are our responsibility, are generally incurred on a regular, periodic basis ranging from flight hours to months. These costs are largely matched by revenue receipts, as our contracts require regular payments from our customers, based upon current flight activity, generally every two to four weeks. As a result, we have not in the past had a requirement for a working capital facility.

     Under the FAA's Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Seven of our Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $3.5 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Twelve aircraft in our 747-200 fleet have already undergone the major portion of such modifications. The remaining eleven 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to us in compliance with all existing FAA Directives at their respective delivery dates. On December 3, 1998, the FAA issued a Directive ordering Boeing 747 operators to change fuel pump procedures immediately to prevent dry tank operation that could result in ignition of the center fuel or horizontal stabilizer tanks. Compliance with this Directive may adversely impact our customers' operating costs and schedules. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

     We have performed a review of our internal information systems for Year 2000 ("Y2K") automation problems through a company-wide effort, assisted by Y2K experienced consultants, to address internal Y2K system issues and, jointly with industry trade groups, issues related to key business partners which are common to other air carriers. As a result, we do not anticipate that Y2K compliance will have a material financial impact. We have completed the first phase of this project, which included an inventory of our computer network environment and an assessment of the effort involved to bring our internal computer system environment to full Y2K compliance. Due to our relatively young systems, our advanced client server, development and data base architecture, and our partial reliance on vendor representations regarding Y2K compliant third-party systems, related remediation efforts are minimal and achievable. Third-party hardware and software used by us are, for the most part, Y2K compliant; those that are not compliant have broad customer bases and available software upgrades. A limited number of systems remain to be reviewed for compliance, but are not of material significance. Initial review of our 747-200 and 747-400 aircraft computer systems indicate that most all of the systems are compliant, and those not compliant are being addressed by Boeing sub-contractors. A limited number of systems need further analysis.

     We have begun an ongoing program to review the status of key supplier/business partner Y2K compliance efforts. While we believe we are taking all appropriate steps to assure our Y2K compliance, we are dependent on key business partner compliance to some extent. We plan to have all company-controllable systems Y2K tested and compliant by mid-1999. We anticipate that third-party and supplier/business partner systems will be fully addressed by mid-1999 in the form of compliance remediation, plans for timely remediation, or contingency plans. The Y2K problem is pervasive and complex, as virtually every global computer operation will be affected in some way. Consequently, no assurance can be given that all company-used third-party systems and suppliers/business partners can achieve Y2K compliance. The Company expects that the costs incurred to become Y2K compliant will not exceed $300,000.

     From time to time we engage in discussions with third-parties regarding possible acquisitions of aircraft that could expand our operations. We are currently in discussions with third-parties for the possible acquisition of additional aircraft for delivery in 1999 and beyond.

     We believe that cash on hand and the cash flow generated from our operations, combined with availability under the Aircraft Credit Facility and the proceeds of the 9 1/4% Senior Notes, EETCs and the 9 3/8% Senior Notes, will be sufficient to meet our normal ongoing liquidity needs for the next twelve months.

RECENT DEVELOPMENTS

     In January 1999, we used a portion of the proceeds from the 9 3/8% Senior Notes to redeem at 108% all of our 12 1/4% Equipment Notes due 2002. We expect to record an approximate $6.6 million one-time extraordinary loss from the extinguishment of debt, which is net of an applicable tax benefit of approximately $3.9 million, in the first quarter of 1999 associated with this redemption.

     In February 1999, we exercised options for two additional 747-400 freighter aircraft in accordance with the Boeing Purchase Agreement discussed above. These aircraft are scheduled for delivery in 2000. We have not yet secured financing for these aircraft.

     In February 1999, we filed a $650 million shelf registration statement with the Securities and Exchange Commission, which was recently declared effective. The shelf registration statement provides for debt or equity financing, or a combination of both, the net proceeds from which will be available for general corporate purposes, including but not limited to, repayment of indebtedness, capital expenditures, repurchase of common stock and acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. This statement will be adopted in the first quarter of 1999 and we do not expect that SOP 98-1 will have a material impact on our financial statements.

     In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. During 1998, we deferred certain start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet. We expect the net of tax effect of the application of SOP 98-5 in the first quarter of 1999 to be a one-time charge of approximately $1.5 million.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after June 15, 1998. We have not yet quantified the impact, if any, of adopting SFAS No. 133 on our financial statements and have not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

FORWARD-LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-K constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K.

     To the extent that any of the statements contained herein relating to our expectations, assumptions and other Company matters are forward-looking, they are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks associated with:

     - worldwide business and economic conditions;

     - product demand and the rate of growth in the air cargo industry;

     - the impact of competitors and competitive aircraft and aircraft financing availability;

     - the ability to attract and retain new and existing customers;

     - normalized aircraft operating costs and reliability;

     - management of growth and complying with FAA policies;

     - the continued productivity of our workforce;

     - dependence on key personnel; and

     - other regulatory requirements.

     As a result of the foregoing and other factors, no assurance can be given as to our future results and achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk associated with changes in interest rates relates primarily to our short-term investments in our investment portfolio and to our debt obligations. We do not use derivative financial instruments in our investment portfolio. Our policy is to manage interest rate risk through a combination of fixed and floating rate debt and by selectively entering into swap agreements, depending upon market conditions.

                                                                                                                  FAIR
    EXPECTED MATURITY DATES:         1999      2000       2001       2002      2003     THEREAFTER    TOTAL      VALUE
    ------------------------       --------   -------   --------   --------   -------   ----------   --------   --------
Assets
  Cash equivalents
    Fixed rate...................  $339,028   $    --   $     --   $     --   $    --    $     --    $339,028   $339,024
    Avg. interest rate...........      4.4%      -- %       -- %       -- %      -- %        -- %        4.4%
  Short-term investments
    Fixed rate...................  $ 22,000   $    --   $     --   $     --   $    --    $     --    $ 22,000   $ 21,999
    Avg. interest rate...........     5.25%      -- %       -- %       -- %      -- %        -- %       5.25%
Long-term debt
  Fixed rate.....................  $109,463   $16,545   $ 19,786   $ 20,389   $29,981    $574,183    $770,347   $788,987
  Avg. interest rate.............     12.0%      8.4%       8.3%       8.4%      8.9%        9.4%        9.7%
  Floating rate..................  $ 45,989   $71,596   $146,716   $130,764   $45,200    $111,300    $551,565   $551,565
  Avg. interest rate.............        (1)       (1)        (1)        (1)       (1)         (1)         (1)
  Swap (notional amount).........  $ 25,654   $25,654   $ 25,654   $ 25,654   $25,654    $ 63,170    $191,440   $191,440
  Avg. interest rate
    Floating rate payee..........        (2)       (2)        (2)        (2)       (2)         (2)         (2)
    Fixed rate payer.............        (3)       (3)        (3)        (3)       (3)         (3)         (3)

---------------

(1) Floating rate is a weighted average of the combined LIBOR and Eurodollar all in rates, which was 7.8% at December 31, 1998.

(2) Floating rate is the 3 month LIBOR rate which was 5.25% at December 31, 1998.

(3) Fixed rate is: 5.97% for the calculation period from November 30, 1998 to November 28, 1999; 6.22% for the calculation period from November 29, 1999 to November 28, 2000; and 6.47% thereafter.

  Other Risk Factors

     Investors and prospective investors should consider the following risk factors in conjunction with other information provided in this Form 10-K:

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE DEBT

     We are highly leveraged. Our high degree of leverage could have important consequences to prospective investors, including the following:

     - our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be diminished in the future;

     - a substantial portion of our cash flow from operations will be required for the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations and other purposes;

     - we may be substantially more leveraged than some of our competitors, which may place us at a competitive disadvantage; and

     - our substantial degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable in the event of a downturn in our business or general economic conditions.

     Our ability to make scheduled payments of principal, or to pay interest on, or to refinance, our indebtedness and to make scheduled payments under our lease obligations depends on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance, however, that our business will continue to generate sufficient cash flow from operations in the future to service our debt. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on reasonably favorable terms.

AVAILABILITY OF 747-400 AIRCRAFT FINANCING; DELIVERY DELAYS

     On June 9, 1997, we entered into an agreement with Boeing to purchase 10 new 747-400 freighter aircraft powered by engines acquired from GE, with options to purchase up to 10 additional 747-400 aircraft. In February 1999 we exercised two such options for delivery in 2000. The aggregate value of the 12 747-400 aircraft, four installed engines per aircraft and five spare engines, based on list prices, is approximately $2.0 billion. In February 1998, we completed an offering of $538.9 million of enhanced equipment trust certificates (the "EETCs"), the proceeds of which were used to finance a portion of the acquisition cost of the first five 747-400 aircraft which were delivered during the period July 1998 through December 1998. While we currently anticipate that we will be able to obtain the necessary financing on a timely basis to pay the total purchase price for the remaining 747-400 freighter aircraft to be acquired, there can be no assurance that we will be able to obtain sufficient financing or, if such financing is available, that it will be available on commercially reasonable terms. A recent decision of the United States District Court for the District of Colorado (the state in which our headquarters is located) raises questions concerning the ability of lenders and lessors under certain types of aircraft equipment financing arrangements to exercise special remedies under bankruptcy law against a bankrupt air carrier, which decision if not reversed or modified could increase the cost of our future aircraft financing arrangements. If we are unable to obtain sufficient financing, we could be required to modify our expansion plans, incur higher than anticipated financing costs or incur various penalty payments under the Boeing Purchase Agreement, which could have a material adverse effect on our financial position and results of operations.

     Due to production problems at Boeing, some of the 1998 delivery positions of the 747-400 aircraft were delayed and we received compensation. In addition, Boeing has agreed to compensate us for future delays, if any, in deliveries of the 747-400 aircraft pursuant to the Boeing Purchase Agreement. Any delays in future deliveries of the 747-400 aircraft could adversely impact our ability to initiate service with existing and prospective customers in a timely fashion.

RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS

     Certain of our debt instruments limit our ability to undertake certain transactions. These debt instruments restrict our ability to:

     - incur additional indebtedness;

     - incur liens, pay dividends or make other restricted payments;

     - consummate asset sales;

     - enter into certain transactions with affiliates;

     - impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to us;

     - merge or consolidate with any other person; or

     - sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

In addition, certain of our other debt instruments contain other more restrictive financial and operating covenants. Our ability to meet such financial ratios and tests may be affected by events beyond our control. There can be no assurance that we will meet such tests. A breach of any of these covenants could result in a default under certain debt instruments. Upon the occurrence of an event of default under the various debt instruments, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure that indebtedness. If such lenders accelerate the payment of such indebtedness, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness.

OUR MARKET IS HIGHLY COMPETITIVE

     The market for air cargo services is highly competitive. A number of airlines, including Lufthansa Cargo AG, currently provide services for themselves and for others, similar to the services we offer and new airlines may be formed that would also compete with us. Such airlines may have substantially greater financial resources than we do. In addition, certain retail air freight companies, such as Evergreen International and Kitty Hawk, compete with us on a limited, indirect basis, generally outside of the ACMI Contract operating structure. We believe that the most important elements for competition in the air cargo business are the range, payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the cargo transportation service. Our ability to achieve our strategic plan depends upon our success in convincing major international airlines that outsourcing some portion of their air cargo business remains more cost-effective than undertaking cargo operations with their own incremental capacity and resources and upon our ability to continue to obtain higher ACMI Contract rates in connection with the 747-400 aircraft compared to those currently obtained in connection with existing 747-200 aircraft.

DEPENDENCE ON SIGNIFICANT CUSTOMERS; GEOGRAPHIC CONCENTRATION

     In 1998, China Airlines, LAS and Fast Air accounted for approximately 33%, 10% and 9%, respectively, of our total operating revenues. We believe that our relationships with our customers are mutually satisfactory, as evidenced by the fact that we have renewed and, in certain cases, added a significant number of ACMI Contracts with our existing customers. However, there can be no assurance that any of our ACMI Contracts will be renewed upon their expiration. The scheduled termination dates for the current ACMI Contracts range from 1999 to 2003. See "Item 1. Business -- ACMI Contracts." The failure to renew any of our ACMI Contracts, or the renewal of any of our ACMI Contracts on less favorable terms, could have a material adverse effect on the Company. Additionally, we have concentrated a significant percentage of our resources in routes between the United States and Asia and the Pacific Rim and between Europe and Asia and the Pacific Rim. Any economic decline or any military or political disturbance in these areas of the world might prevent or interfere with our ability to provide service to our Asian and Pacific Rim destinations and could have a material adverse effect on the Company. We have not experienced any adverse impact on our business as a result of the current economic and political turmoil in Asia; however, there can be no assurance that continuation of the economic and political turmoil in Asia will not have an adverse impact on air cargo market growth generally, which could adversely affect our ability to obtain new ACMI Contracts or to renew existing ACMI Contracts.

OPERATIONS DEPENDENT UPON LIMITED FLEET

     Each of our aircraft is typically dedicated to the service of one or more ACMI Contracts. Although we utilize spare aircraft, in the event one or more of our aircraft were to be lost or out of service for an extended period of time, we may have difficulty fulfilling our obligations under one or more of our ACMI Contracts. While we believe that our insurance coverage is sufficient to cover the replacement cost of an aircraft, there can be no assurance that suitable replacement aircraft can be located or that, if located, we could contract for the services of such an aircraft without undertaking substantial costs. While we carry aircraft hull physical damage and third party liability insurance, any extended interruption of our operations due to the loss of an aircraft could have a material adverse effect on the Company.

UTILIZATION OF FUTURE AIRCRAFT

     We have not yet finalized long-term ACMI Contracts for the seven 747-400 aircraft scheduled to be delivered in 1999 and 2000. See "-- Availability of 747-400 Aircraft Financing; Delivery Delays." The failure to generate adequate revenue from new aircraft pending the commencement and service under ACMI Contracts, or the failure to secure ACMI Contracts for such aircraft as well as the aircraft currently in service in our fleet, could have a material adverse effect on the Company. See "Item 2. Properties -- Aircraft."

AGING AIRCRAFT

     Our fleet currently includes 23 Boeing 747-200 aircraft in service, all of which were manufactured between 1974 and 1986. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its "Aging Aircraft" program cause Boeing 747-200 aircraft operators to be subject to extensive aircraft examinations and require Boeing 747-200 aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. For instance, in November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Seven of our Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated aggregate cost of approximately $3.5 million. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future. The cost of compliance with Directives and of following Service Bulletins cannot currently be estimated, but could be substantial.

EMPLOYEE RELATIONS

     We believe we operate with competitive or lower incremental personnel costs than many established international airlines and cargo carriers, principally due to the flexibility and high productivity of our workforce, arising in part as a result of providing financial incentives to our personnel that are focused on financial performance rather than on base wages. Our employees are not currently subject to a collective bargaining agreement; however, many airline industry employees are subject to such agreements and our employees have been solicited from time to time by union representatives seeking to organize them. The most recent solicitation resulted in our pilots rejecting representation by the ALPA on January 27, 1998. On February 2, 1999, we were notified by the NMB that an application has been filed by the IBT and ALPA requesting authority to ballot Atlas' crew members to determine if they wish to be represented by a third party. The NMB verified the authenticity of the union authorization cards presented by both IBT and ALPA and scheduled a representation election with ballots to be mailed in March 1999. There can be no assurance that our flight crew employees will not become subject to a collective bargaining agreement and the extent to which, if any, such collective bargaining agreement may adversely impact our operations or cost structure.

REGULATORY MATTERS

     Under the Federal Aviation Act of 1958, as amended and recodified at 49 U.S.C. Subtitle VII (the "Aviation Act"), the DOT and the FAA exercise regulatory authority over the Company. We have obtained the necessary authority to conduct flight operations, including a Certificate of Public Convenience and Necessity (a "CPCN") from the DOT and an Air Carrier Operating Certificate from the FAA; however, the continuation of such authority is subject to our continued compliance with applicable statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. All air carriers are subject to the strict scrutiny and inspection by FAA officials and to the imposition of new regulatory requirements that can negatively affect their operations. FAA approval is required for each of our long-term ACMI Contracts and DOT approval is required for each of our long-term ACMI Contracts with foreign air carriers. In addition, FAA approval is required for each of our short-term seasonal ACMI Contracts. In order to provide service to foreign points, we must also obtain permission for such operations from the applicable foreign governments and certain airport authorities. See "Business -- Governmental Regulation." In addition, DOT regulates the transportation of hazardous materials by air cargo carriers. Although customers are required to label shipments that contain hazardous materials, customers may not inform us when their cargo includes hazardous materials. Although we have never had such an incident, the transportation of unmanifested hazardous materials could result in fines, penalties, banning hazardous materials from our aircraft for a period of time, possible damage to our aircraft or other liability. On December 3, 1998, the FAA issued a Directive ordering Boeing 747 operators to change fuel pump procedures to prevent dry operation that could result in ignition of the center or horizontal stabilizer fuel tanks. Compliance with this Directive may adversely impact our customers' operating costs and schedules.

CONTROL BY PRINCIPAL STOCKHOLDER

     As of December 31, 1998 Michael A. Chowdry, the founder, Chief Executive Officer, President and Chairman of the Board of Directors of the Company, beneficially owned approximately 59.2% of our outstanding common stock. As a result, Mr. Chowdry is able to direct and control our policies, including the election of directors, mergers, sales of assets and other such transactions.

DEPENDENCE UPON KEY MANAGEMENT PERSONNEL

     We believe that our success in acquiring ACMI Contracts and managing our operations will depend substantially upon the continued services of many of our present executive officers. The loss of the services of any of such persons could have a material adverse effect on the Company. We have employment agreements with such officers, which are generally terminable at any time by either party.

SEASONALITY OF CUSTOMERS' CARGO OPERATIONS

     The cargo operations of our airline customers are seasonal in nature, with peak activity traditionally in the second half of the year, and with a significant decline occurring in the first quarter. As a result, our revenues typically decline in the first quarter of the year as our minimum contractual aircraft utilization level temporarily decreases. Our ACMI Contracts typically allow our customers to cancel a maximum of 5% of the guaranteed hours of aircraft utilization over the course of a year. Our customers most often exercise such cancellation options early in the first quarter of the year, when the demand for air cargo capacity has been historically low or following the seasonal holiday peak in the latter part of the fourth quarter.

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

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     None required.

     (a)(3) LIST OF EXHIBITS.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
             +3.2        -- Restated Certificate of Incorporation of the Company.
             +3.3        -- Amended and Restated By-Laws of the Company.
            +10.14       -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
            +10.15       -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
            +10.16       -- Atlas Air, Inc. Employee Stock Purchase Plan.
            +10.17       -- Atlas Air, Inc. Profit Sharing Plan.
            +10.18       -- Atlas Air, Inc. Retirement Plan.
           ++10.19       -- Employment Agreement between the Company and Michael A.
                            Chowdry.
           ++10.20       -- Employment Agreement between the Company and Richard H.
                            Shuyler.
           ++10.23       -- Employment Agreement between the Company and James T.
                            Matheny.
            +10.26       -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
          ***10.52       -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendlerman.
          ***10.53       -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
     ***/****10.55       -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
           **10.56       -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.
           **10.58       -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
           **10.59       -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
           **10.60       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
           **10.61       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
           **10.62       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
           **10.63       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
           **10.64       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
           **10.65       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
           **10.66       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.
           **10.67       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N507MC.
           **10.68       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
           **10.69       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           **10.70       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
           **10.71       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
           **10.72       -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto)
           **10.75       -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.
           **10.76       -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
           **10.77       -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
           **10.78       -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
           **10.79       -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
           **10.80       -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.
            *10.81       -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
           **10.82       -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.
           **10.84       -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
           **10.85       -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997
      **/****10.86       -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
           **10.87       -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
           ++10.90       -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.
           ++10.91       -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
           ++10.92       -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           ++10.93       -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
           ++10.94       -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
           ++10.95       -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
           ++10.96       -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
           ++10.97       -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
           ++10.98       -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
           ++10.99       -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
           ++10.100      -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
           ++10.101      -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
           ++10.102      -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
           ++10.103      -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.
           ++10.104      -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           ++10.105      -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           ++10.106      -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
           ++10.107      -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           ++10.108      -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
           ++10.109      -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
           ++10.110      -- Employment Agreement dated as of February 16, 1998
                            between the Company and Stephen C. Nevin.
        *****10.111      -- Form of Indenture, dated April 9, 1998, between the
                            Company and State Street Bank and Trust company, as
                            Trustee, relating to the 9 1/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
   ****/*****10.114      -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
   ****/*****10.115      -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
   ****/*****10.116      -- General Terms Agreement between the Company and General
                            Electric Company dated June 6, 1997.
       ******10.117      -- Form of Indenture, dated November 18, 1998, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 9 3/8% Senior Notes (with form
                            of Note attached as exhibit thereto).
             10.118      -- Employment Agreement dated June 22, 1998, between the
                            Company and Thomas G. Scott.
           ++21.1        -- Subsidiaries of the Registrant.
             24          -- Powers of Attorney (set forth on the signature page of
                            the Report).
             27          -- Financial Data Schedule.

---------------

      ++Incorporated by reference to the exhibits to the Company's Annual Report for 1997 on Form 10-K.

       +Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 33-90304).

       ++
        Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 33-97892).

      ++++
        Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-4 (No. 333-51819).

       *Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 333-2810).

      **Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-4 (No. 333-36305).

     ***Incorporated by reference to the exhibits to the Company's Annual Report for 1996 on Form 10-K.

    ****Portions of this document, for which the Company has been granted confidential treatment, have been redacted and filed separately with the Securities and Exchange Commission.

  ***** Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-4 (No. 333-56391).

 ****** Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-4 (No. 333-72211)

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fifth day of March, 1999.

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

                               POWERS OF ATTORNEY

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes Richard
H. Shuyler and Stephen C. Nevin, and each of them singly, such person's true and lawful attorneys, each with full power of substitution to sign for such person and in such person's name and capacity indicated below, and any and all amendments to this Report and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming such person's signature as it may be signed by said attorneys to any and all amendments.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ MICHAEL A. CHOWDRY                  Chairman of the Board of          March 5, 1999
-----------------------------------------------------    Directors, Chief Executive
                 Michael A. Chowdry                      Officer and President

               /s/ RICHARD H. SHUYLER                  Executive Vice President --       March 5, 1999
-----------------------------------------------------    Strategic Planning, Treasurer
                 Richard H. Shuyler                      and Director

                  /s/ BERL BERNHARD                    Director                          March 5, 1999
-----------------------------------------------------
                    Berl Bernhard

              /s/ LAWRENCE W. CLARKSON                 Director                          March 5, 1999
-----------------------------------------------------
                Lawrence W. Clarkson

                  /s/ DAVID K.P. LI                    Director                          March 5, 1999
-----------------------------------------------------
                    David K.P. Li

               /s/ DAVID T. MCLAUGHLIN                 Director                          March 5, 1999
-----------------------------------------------------
                 David T. McLaughlin

                   /s/ BRIAN ROWE                      Director                          March 5, 1999
-----------------------------------------------------
                     Brian Rowe

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  December 31, 1997.........................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlas Air, Inc.:

     We have audited the accompanying consolidated balance sheets of Atlas Air, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
  February 22, 1999.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $  449,627    $   41,334
  Short-term investments....................................      22,187       111,635
  Accounts receivable and other, net........................      86,234        55,702
                                                              ----------    ----------
          Total current assets..............................     558,048       208,671
Property and equipment:
  Flight equipment..........................................   1,527,921     1,154,562
  Other.....................................................      11,584         7,607
                                                              ----------    ----------
                                                               1,539,505     1,162,169
  Less accumulated depreciation.............................    (146,311)      (98,959)
                                                              ----------    ----------
          Net property and equipment........................   1,393,194     1,063,210
Other assets:
  Debt issuance costs, net of accumulated amortization of
     $10,413 and $4,981.....................................      32,224        21,705
  Deposits..................................................       5,403         3,829
                                                              ----------    ----------
                                                                  37,627        25,534
                                                              ----------    ----------
          Total assets......................................  $1,988,869    $1,297,415
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 16)...............  $  155,452    $   40,049
  Accounts payable and accrued expenses.....................     100,051        88,105
  Income tax payable........................................       8,034           154
                                                              ----------    ----------
          Total current liabilities.........................     263,537       128,308
Long-term debt, net of current portion......................   1,166,460       736,026
Other liabilities...........................................     235,308       163,167
Deferred income tax liability...............................      39,674        31,085
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value; 10,000,000 shares
     authorized; no shares issued...........................          --            --
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 33,819,882 and 33,675,343 shares issued....         338           337
  Additional paid-in capital................................     178,131       176,141
  Retained earnings.........................................     108,892        62,803
  Treasury Stock, at cost; 164,403 and 28,609 shares,
     respectively...........................................      (3,471)         (452)
                                                              ----------    ----------
          Total stockholders' equity........................     283,890       238,829
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,988,869    $1,297,415
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Revenues:
  Contract services........................................  $400,981    $383,824    $296,289
  Scheduled services.......................................       441       7,171       6,005
  Charters and other.......................................    20,816      10,046      13,365
                                                             --------    --------    --------
          Total operating revenues.........................   422,238     401,041     315,659
Operating expenses:
  Flight crew salaries and benefits........................    35,549      30,153      25,020
  Other flight-related expenses............................    34,712      28,784      27,404
  Maintenance..............................................    96,636     123,820      84,305
  Aircraft and engine rentals..............................    14,616      31,644      27,341
  Fuel and ground handling.................................     8,714      10,816      10,554
  Depreciation and amortization............................    59,082      42,945      25,515
  Other....................................................    37,080      49,777      27,457
  Write-off of capital investment and other................        --      27,100          --
                                                             --------    --------    --------
          Total operating expenses.........................   286,389     345,039     227,596
Operating income...........................................   135,849      56,002      88,063
Other income (expense):
  Interest income..........................................    12,603       7,365       7,102
  Interest expense.........................................   (74,901)    (52,834)    (35,577)
                                                             --------    --------    --------
                                                              (62,298)    (45,469)    (28,475)
                                                             --------    --------    --------
Income before income taxes.................................    73,551      10,533      59,588
Provision for income taxes.................................   (27,334)     (3,844)    (21,750)
                                                             --------    --------    --------
Income before extraordinary item...........................    46,217       6,689      37,838
Extraordinary item:
  Gain from extinguishment of debt, net of applicable taxes
     of $9,622.............................................        --      16,740          --
                                                             --------    --------    --------
          Net income.......................................  $ 46,217    $ 23,429    $ 37,838
                                                             ========    ========    ========
Basic earnings per share (Note 13):
  Income before extraordinary item.........................  $   1.37    $    .20    $   1.17
  Extraordinary item.......................................        --         .50          --
                                                             --------    --------    --------
  Net income...............................................  $   1.37    $    .70    $   1.17
                                                             ========    ========    ========
  Weighted average common shares...........................    33,675      33,675      32,254
                                                             ========    ========    ========
Diluted earnings per share (Note 13):
  Income before extraordinary item.........................  $   1.37    $    .20    $   1.16
  Extraordinary item.......................................        --         .49          --
                                                             --------    --------    --------
  Net income...............................................  $   1.37    $    .69    $   1.16
                                                             ========    ========    ========
  Weighted average common shares...........................    33,841      33,803      32,523
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 13)
                                 (IN THOUSANDS)

                                                   COMMON STOCK     ADDITIONAL                             TOTAL
                                                  ---------------    PAID-IN     RETAINED   TREASURY   STOCKHOLDERS'
                                                  SHARES   AMOUNT    CAPITAL     EARNINGS    STOCK        EQUITY
                                                  ------   ------   ----------   --------   --------   -------------
Balance, December 31, 1995......................  29,400    $294     $ 66,493    $  1,928   $    --      $ 68,715
  Issuance of Common Stock......................   3,450      34       99,614          --        --        99,648
  Exercise of stock options, including income
     tax benefits of $3,412.....................     825       9       10,034          --        --        10,043
  Purchase of Treasury Stock....................      --      --           --          --      (933)         (933)
  Issuance of Treasury Stock....................      --      --           --        (223)      697           474
  Net income....................................      --      --           --      37,838        --        37,838
                                                  ------    ----     --------    --------   -------      --------
Balance, December 31, 1996......................  33,675     337      176,141      39,543      (236)      215,785
  Purchase of Treasury Stock....................      --      --           --          --    (1,051)       (1,051)
  Issuance of Treasury Stock....................      --      --           --        (169)      835           666
  Net income....................................      --      --           --      23,429        --        23,429
                                                  ------    ----     --------    --------   -------      --------
Balance, December 31, 1997......................  33,675     337      176,141      62,803      (452)      238,829
  Exercise of stock options, including income
     tax benefits of $431.......................     145       1        1,990          --        --         1,991
  Purchase of Treasury Stock....................      --      --           --          --    (4,027)       (4,027)
  Issuance of Treasury Stock....................      --      --           --        (128)    1,008           880
  Net income....................................      --      --           --      46,217        --        46,217
                                                  ------    ----     --------    --------   -------      --------
Balance, December 31, 1998......................  33,820    $338     $178,131    $108,892   $(3,471)     $283,890
                                                  ======    ====     ========    ========   =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1998         1997         1996
                                                           ---------   -----------   ---------
OPERATING ACTIVITIES:
Net income...............................................  $  46,217   $    23,429   $  37,838
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................     59,230        44,506      25,156
  Amortization of debt issuance and lease financing
     costs...............................................      4,465         3,620       2,278
  Net gain on disposition of property and equipment......         --        (1,029)         --
  Write-off of capital investment and other..............         --        27,100          --
  Change in deferred income tax liability................      8,589        11,622      14,731
  Extraordinary gain.....................................         --       (26,363)         --
  Changes in operating assets and liabilities:
     Accounts receivable and other.......................    (30,532)      (16,052)    (31,009)
     Deposits............................................     (1,574)       (1,040)        592
     Accounts payable and accrued expenses...............     11,946        27,992      28,824
     Income tax payable..................................      7,880        (6,113)      6,003
                                                           ---------   -----------   ---------
          Net cash provided by operating activities......    106,221        87,672      84,413
INVESTING ACTIVITIES:
Purchase of property and equipment.......................   (460,839)     (367,787)   (289,675)
Proceeds from sale of property and equipment.............         --         3,750          --
Purchase of short-term investments.......................   (150,516)   (2,505,530)   (246,387)
Maturity of short-term investments.......................    239,964     2,508,765     131,517
                                                           ---------   -----------   ---------
          Net cash used in investing activities..........   (371,391)     (360,802)   (404,545)
FINANCING ACTIVITIES:
Issuance of Common Stock.................................      1,991            --     106,279
Purchase of Treasury Stock...............................     (4,025)       (1,051)       (933)
Issuance of Treasury Stock...............................        878           666         474
Net proceeds from debt issuance and lease financing......    775,933       815,767     154,808
Principal payments on notes payable......................    (89,895)     (494,121)    (21,640)
Debt issuance costs......................................    (11,419)      (16,590)     (6,053)
                                                           ---------   -----------   ---------
          Net cash provided by financing activities .....    673,463       304,671     232,935
                                                           ---------   -----------   ---------
          Net increase (decrease) in cash................    408,293        31,541     (87,197)
Cash and cash equivalents at beginning of period.........     41,334         9,793      96,990
                                                           ---------   -----------   ---------
Cash and cash equivalents at end of period...............  $ 449,627   $    41,334   $   9,793
                                                           =========   ===========   =========

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

  Property and Equipment

     Owned aircraft are stated at cost. Expenditures for major additions, improvements, flight equipment modifications and certain overhaul and maintenance costs are capitalized. A significant portion of scheduled and unscheduled maintenance is contracted with two maintenance providers under long-term agreements pursuant to which monthly reserve payments are made to the providers based on flight-hours and such amounts are charged to expense currently. Other maintenance and repairs are charged to expense as incurred, except for significant engine overhaul maintenance which is capitalized and charged to expense on a flight-hour basis and D checks which are capitalized and amortized over the corresponding life. Owned aircraft are depreciated over their estimated useful lives of 20 years, using the straight-line method and estimated salvage values of 10% of cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts and any gain or loss is reflected in the results of operations. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management evaluates the recorded asset balances, net of accumulated depreciation, for impairment based on the undiscounted future cash flows associated with the asset. Management believes that there have been no events or changes in circumstances which would require review of such recoverability.

  Capitalized Interest

     Interest attributable to funds used to finance the acquisition and modification of aircraft is capitalized as an additional cost of the related aircraft. Interest is capitalized at the Company's weighted average interest rate on long-term debt, or where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the aircraft is placed in service. Capitalized interest was $34,825,000, $16,115,000 and $5,347,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  Debt Issuance Costs

     Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. In May 1997, $3,647,000 of unamortized debt issuance costs was charged against the extraordinary gain recognized upon early extinguishment of certain debt (see Note 3). Amortization of debt issuance costs was $5,383,000, $3,620,000 and $2,278,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

 Cash Equivalents

     All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents, except certain investments in debt securities which are classified as short-term investments.

  Short-Term Investments

     All investments in debt securities, other than money market funds and certain commercial paper, with a current maturity of less than one year, are considered to be short-term investments (see Note 2).

  Earnings per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed similar to basic EPS except that the weighted-average number of common shares outstanding during the period is adjusted for the incremental shares attributed to outstanding options to purchase common stock. Options to acquire 609,750, 607,500 and 598,500 shares in 1998, 1997 and 1996, respectively, and after taking into account the Stock Split (see Note 13), were not included in the computation of diluted EPS because the option price was greater than the average market price of the Company's common stock.

  Income Taxes

     The Company provides for income taxes using the asset and liability method. Under this method deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period that includes the enactment date.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, certificates of deposit, short-term investments, short-term trade receivables and payables, long-term debt and deferred aircraft obligations. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of long-term debt is estimated based on current rates available for similar debt with similar maturities and security (see Note 3). The fair value of deferred aircraft obligations is based upon the fair value of the purchase contracts associated with the obligations.

  Hedges

     The Company may from time to time enter into swaps to reduce exposure to interest rate fluctuations in connection with certain debt. Swaps are usually placed with major financial institutions which the Company believes to be of minimal credit risk. The cash flows of the swaps mirror those of the underlying exposures. The Company accounts for its swaps using the hedge (or deferral) method of accounting. The premiums on the swaps, as measured at inception, are amortized over their respective lives as components of interest expense.

                        ATLAS AIR, INC. AND SUBSIDIARIES

Any gains or losses realized upon the early termination of these swaps are deferred and recognized in income over the remaining life of the underlying exposure.

  Significant Customers and Concentration of Credit Risk

     For the year ended December 31, 1998, China Airlines ("China Airlines"), Lineas Aereas Suramericanas, S.A. ("LAS") and Fast Air Carrier, S.A. ("Fast Air") accounted for approximately 33%, 10% and 9%, of the Company's total revenues, respectively. For the year ended December 31, 1997, China Airlines, Fast Air and Lufthansa Cargo AG ("Lufthansa") accounted for approximately 34%, 11% and 8%, of the Company's total revenues, respectively. For the year ended December 31, 1996, China Airlines, KLM Royal Dutch Airlines ("KLM") and Lufthansa accounted for approximately 34%, 12% and 11%, of the Company's total revenues, respectively. Accounts receivable from these principal customers were $26,897,000 and $18,963,000 in the aggregate at December 31, 1998 and 1997, respectively.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

  Supplemental Cash Flow Information

     The aggregate interest payments made by the Company were $100,362,000, $55,097,000 and $30,744,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

     The Company made federal and state income tax payments of approximately $10,374,000, $7,959,000 and $750,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

  Recent Pronouncements

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that the application of SOP 98-1 will have a material impact on its financial statements.

     In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. During 1998 and 1997, the Company deferred certain start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into its fleet. The Company expects the net of tax effect of the application of SOP 98-5 in the first quarter of 1999 to be a one-time charge of approximately $1.5 million.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and may be implemented

                        ATLAS AIR, INC. AND SUBSIDIARIES
as of the beginning of any fiscal quarter after June 15, 1998. The Company has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption of SFAS No.
133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

2. SHORT-TERM INVESTMENTS

     Proceeds from the secondary public offering of the Company's common stock ("SPO") in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of December 31, 1998 (in thousands):

                                 AGGREGATE    GROSS UNREALIZED   GROSS UNREALIZED   (AMORTIZATION)
         SECURITY TYPE           FAIR VALUE    HOLDING GAINS      HOLDING LOSSES      ACCRETION
         -------------           ----------   ----------------   ----------------   --------------
Included in cash and cash
  equivalents:
  Commercial Paper.............   $ 59,549          $ --               $  3              $ 91
  Corporate Bonds..............     15,000            --                 --                --
  Corporate Notes..............     10,425            --                  1                (2)
  Market Auction Preferreds....    254,050            --                 --                --
                                  --------          ----               ----              ----
          Totals...............   $339,024          $ --               $  4              $ 89
                                  ========          ====               ====              ====
Included in short-term
  investments:
  Medium Term Notes............   $  4,999          $ --               $ (1)             $  2
  Market Auction Preferreds....     17,000            --                 --                --
                                  --------          ----               ----              ----
          Totals...............   $ 21,999          $ --               $ (1)             $  2
                                  ========          ====               ====              ====

In addition, accrued interest on short-term investments at December 31, 1998 was approximately $1,274,000. Interest earned on these investments and maturities of these investments are reinvested in similar securities.

3. LONG-TERM DEBT

     Long-term debt and current maturities are as follows (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
12 1/4% Equipment Notes.....................................  $  100,000    $100,000
Aircraft Credit Facility....................................     200,000      85,000
AFL Term Loan Facility......................................     168,650     185,000
AFL II Term Loan Facility...................................     168,650     185,000
10 3/4 Senior Notes.........................................     150,000     150,000
9 1/4 Senior Notes..........................................     174,778          --
9 3/8 Senior Notes..........................................     150,000          --
EETC........................................................     107,889          --
Other.......................................................     101,945      71,075
                                                              ----------    --------
                                                               1,321,912     776,075
Current maturities (Note 16)................................    (155,452)    (40,049)
                                                              ----------    --------
Long-term debt, net.........................................  $1,166,460    $736,026
                                                              ==========    ========

                        ATLAS AIR, INC. AND SUBSIDIARIES

  12 1/4% Equipment Notes

     In November 1995, the Company sold $100 million of 12 1/4% Pass Through Certificates. Each 12 1/4% Pass Through Certificate due 2002 represents a fractional undivided interest in the Atlas Air Pass Through Trust formed pursuant to a pass through trust agreement between the Company and First Fidelity Bank, N.A., as trustee under the Trust. The property of the Trust consists of 12 1/4% Senior Secured Notes due 2002 (the "12 1/4% Equipment Notes") issued by the Company to finance, together with funds from the Company, the acquisition and conversion cost of three Boeing 747 aircraft (the "Collateral Aircraft") that were acquired by the Company in the fourth quarter of 1995 and converted to freighter configuration in the first quarter of 1996. The Company issued the related 12 1/4% Equipment Notes during the fourth quarter of 1995 and the first quarter of 1996 at or prior to the time pre-delivery deposits and final purchase price payments were required to be made with respect to the Collateral Aircraft.

     Interest on the 12 1/4% Equipment Notes is passed through to the Certificateholders on June 1 and December 1 of each year. The 12 1/4% Equipment Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 1998 at redemption prices ranging from 108% in 1998 to 100% in 2001 and thereafter, together with accrued and unpaid interest, if any, to the date of redemption (see Note 16 Subsequent Events).

  Aircraft Credit Facility

     In May 1996, the Company entered into a $175 million revolving credit facility (the "Aircraft Credit Facility") with Goldman Sachs Credit Partners L.P., as Syndication Agent, and Bankers Trust Company ("BTCo"), as Administrative Agent. This revolving loan facility provides for the acquisition and conversion of flight equipment. The Aircraft Credit Facility was subsequently amended and restated in conjunction with certain refinancings. The Aircraft Credit Facility was amended and restated in February 1997 and in September 1997 and further amended in August 1998. The Aircraft Credit Facility, as amended, provides for a $200 million revolving credit facility with a two-year revolving period and a subsequent two-year term loan period in the event that permanent financing has not been obtained for any flight equipment financed under the facility. At the time of each borrowing, the Company must select either a Base Rate Loan (prime rate, plus 1.0% through September 30, 2000, thereafter plus 1.5%) or a Eurodollar Rate Loan (Eurodollar rate, plus 2.0% through September 30, 2000, thereafter plus 2.5%). The Company selected the Eurodollar Rate Loan for substantially all borrowings in 1996, 1997 and 1998. The weighted average interest rate on borrowings outstanding under the Aircraft Credit Facility was 7.6% at December 31, 1998. Each borrowing is secured by a first priority security interest in the collateral flight equipment of that borrowing. Certain tests must be met before each purchase of aircraft and related drawdown on the facility. To date, the Company has met these tests. If in the future, the Company cannot meet all the tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, it believes that other financing sources would be available or that it would acquire aircraft using its internal cash or seek a waiver of any necessary conditions. As of December 31, 1998, the Company had approximately $200.0 million outstanding under the Aircraft Credit Facility.

     Covenants with respect to the Aircraft Credit Facility require specific levels of insurance, as well as contain requirements regarding possession, maintenance, and lease or transfer of the flight equipment. Certain covenants applicable to the Company include, among other restrictions: limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, and leases. The Company is in compliance with all such covenants as of December 31, 1998.

  AFL Term Loan Facility

     In May 1997, the Company formed a wholly-owned subsidiary, Atlas Freighter Leasing, Inc., for the purpose of entering into a $185 million term loan facility (the "AFL Term Loan Facility") to refinance six

                        ATLAS AIR, INC. AND SUBSIDIARIES

Boeing 747-200 aircraft previously financed through bank debt. Concurrent with entering into the AFL Term Loan Facility, the proceeds of the AFL Term Loan Facility were used to repay all existing principal and interest due under the bank debt. Interest is based on the Eurodollar rate, plus 2.5% for the first three years and 3.0% thereafter, and is payable quarterly. The interest rate on borrowings outstanding under the AFL Term Loan Facility was 8.2% at December 31, 1998. Quarterly scheduled principal payments of $2.5 million commenced in February 1998 and increased to $5.7 million in August 1998 with a final payment of $50.0 million in May 2004. The AFL Term Loan Facility is secured by a first priority interest in the six subject aircraft and is restrictive with respect to limitations on: indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates, and the conduct of business. The Company is in compliance with all such covenants as of December 31, 1998.

  AFL II Term Loan Facility

     In September 1997, the Company formed another wholly-owned subsidiary, Atlas Freighter Leasing II, Inc. for the purpose of entering into a $185 million term loan facility (the "AFL II Term Loan Facility") to refinance four of the aircraft previously financed under the Aircraft Credit Facility, plus nine spare engines, in order to provide the Company with greater financial flexibility in anticipation of the financing requirements for the future acquisition of additional aircraft. Interest is based on the Eurodollar rate, plus 2.25%, less a pricing reduction, if any, in effect from time to time and is payable quarterly. The interest rate on borrowings outstanding under the AFL II Term Loan Facility was 7.9% at December 31, 1998. Quarterly scheduled principal payments of $2.5 million commenced in February 1998 and increased to $5.7 million in August 1998 with a final payment of $50.0 million in May 2004. The AFL II Term Loan Facility is secured by a first priority interest in the four subject aircraft, plus nine spare engines, and is restrictive with respect to limitations on: indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates, and the conduct of business. The Company is in compliance with all such covenants as of December 31, 1998.

  10 3/4% Senior Notes

     In August 1997, the Company consummated the offering of $150 million of unsecured 10 3/4% Senior Notes due 2005 (the "10 3/4% Senior Notes"). The proceeds from the offering of the 10 3/4% Senior Notes were used to, among other things, repay short-term indebtedness incurred to make pre-delivery deposits to Boeing for the purchase of 10 new freighter aircraft and for additional pre-delivery deposits as they become due.

     Interest on the 10 3/4% Senior Notes began to accrue from their date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year. The 10 3/4% Senior Notes are redeemable, in whole or in part, at the Company's option, at any time, on or after August 1, 2001, initially at 105.375% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after August 1, 2003. In addition, at any time on or prior to August 1, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the 10 3/4% Senior Notes originally issued with the net cash proceeds of one or more public equity offerings, at a redemption price equal to 110.75% of the principal amount thereof plus accrued interest to the date of redemption; provided that at least 65% of the aggregate principal amount of the 10 3/4% Senior Notes originally issued remains outstanding immediately after any such redemption.

     The 10 3/4% Senior Notes are general unsecured obligations of the Company which rank pari passu in right of payment to any of the Company's existing and future unsecured senior indebtedness. The 10 3/4% Senior Notes are effectively subordinated, however, to all of the Company's secured indebtedness and to all indebtedness of its subsidiaries.

                        ATLAS AIR, INC. AND SUBSIDIARIES

     Covenants with respect to the 10 3/4% Senior Notes contain certain limitations on the Company's and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. The Company is in compliance with all such covenants as of December 31, 1998.

  9 1/4% Senior Notes

     In April 1998, the Company consummated the offering of $175 million of unsecured 9 1/4% Senior Notes at 99.867% due 2008. The proceeds of the offering of 9 1/4% Senior Notes are being used for general corporate purposes.

     Interest on the 9 1/4% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 9 1/4% Senior Notes are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2003, initially at 104.625% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after April 15, 2006. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes originally issued with the net cash proceeds of one or more public equity offerings at 109.25% of their principal amount, plus accrued interest; provided that after any such redemption at least 65% of the aggregate principal amount of 9 1/4% Senior Notes remains outstanding.

     The 9 1/4% Senior Notes represent unsubordinated indebtedness of the Company, and rank pari passu in right of payment with all of its existing and future unsubordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The 9 1/4% Senior Notes are effectively subordinated, however, to all of the Company's secured indebtedness and all existing and future liabilities of its subsidiaries.

     Covenants with respect to the 9 1/4% Senior Notes contain certain limitations on the Company's and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. The Company is in compliance with all such covenants as of December 31, 1998.

  9 3/8% Senior Notes

     In November 1998, the Company consummated the offering of $150 million of unsecured 9 3/8% Senior Notes due 2006. The proceeds of the offering of 9 3/8% Senior Notes are being used for general corporate purposes, which included the redemption of the 12 1/4% Equipment Notes.

     Interest on the 9 3/8% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1999. The 9 3/8% Senior Notes are redeemable at the Company's option, in whole or in part, at any time on or after November 15, 2002, initially at 104.688% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after November 15, 2005. In addition, at any time prior to November 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 9 3/8% Senior Notes originally issued with the net cash proceeds of one or more public equity offerings at 109.375% of their principal amount, plus accrued interest; provided that after any such redemption at least 65% of the aggregate principal amount of the 9 3/8% Senior Notes originally issued remains outstanding.

                        ATLAS AIR, INC. AND SUBSIDIARIES

     The 9 3/8% Senior Notes represent unsubordinated indebtedness of the Company, and rank pari passu in right of payment with all of its existing and future unsubordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The 9 3/8% Senior Notes are effectively subordinated, however, to all of the Company's secured indebtedness and all existing and future liabilities of its subsidiaries.

     Covenants with respect to the 9 3/8% Senior Notes contain certain limitations on the Company's and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. The Company is in compliance with all such covenants as of December 31, 1998.

  Enhanced Equipment Trust Certificates

     In February 1998, the Company completed an offering of $538.9 million of pass-through certificates, also known as enhanced equipment trust certificates ("EETCs"). The EETCs are not direct obligations of, or guaranteed by, the Company and are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the transaction were used to finance (through four leveraged leases and one secured debt financing) the first five new 747-400 freighter aircraft from Boeing delivered to the Company during the period July 1998 through December 1998. In connection with the secured debt financing, the Company took ownership of the aircraft and executed equipment notes in the aggregate amount of $107.9 million with a weighted average interest rate of 7.6%. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with fluctuations in the interest rates which are the basis for the pricing of the EETCs that were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which is amortized over the approximate twenty-year life associated with this financing.

  Hedges

     In September 1997, the Company entered into an interest rate swap with BTCo for the purpose of hedging its floating rate debt. The notional amount of the interest rate swap at inception was $210 million, decreasing over a term of eight years. The Company pays a fixed interest rate of 5.72%, increasing .25% annually, and receives a floating interest rate based on 3-month LIBOR, whereby the net interest settles quarterly. For the quarterly interest period which included December 31, 1998, the notional amount was $191.4 million, the fixed interest rate was 5.97% and the 3-month LIBOR rate was 5.25%.

  Fair Value of Long-Term Debt

     Based on current rates available for similar debt with similar maturities and security, the fair values of the debt in the above table at December 31, 1998, are estimated to be their carrying values. The Equipment Notes and all of the Senior Notes are publicly traded. Based on published trading prices at December 31, 1998, the fair values of the Equipment Notes and the Senior Notes are estimated to be as follows (in thousands):

                                                              FAIR VALUE
                                                              ----------
12 1/4% Equipment Notes.....................................   $108,000
10 3/4% Senior Notes........................................    157,500
9 1/4% Senior Notes.........................................    175,000
9 3/8% Senior Notes.........................................    151,500
EETCs.......................................................    109,307

                        ATLAS AIR, INC. AND SUBSIDIARIES

  Five Year Debt Maturities

     At December 31, 1998 principal repayments on long-term debt for the next five years were as follows (in thousands):

1999 (Note 16)............................................  $155,452
2000......................................................    88,141
2001......................................................   166,502
2002......................................................   151,153
2003......................................................    75,181
Thereafter................................................   685,483

4. DEFERRED AIRCRAFT OBLIGATIONS

     In June 1997, the Company entered into an agreement with Boeing to purchase 10 new 747-400 freighter aircraft (the "Boeing Purchase Agreement") (see Note
6). The Boeing Purchase Agreement requires the Company to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.00%. Included in other liabilities as of December 31, 1998, was $152.6 million of Deferred Aircraft Obligations at a combined interest rate of 7.25%. The Company settled its Deferred Aircraft Obligations upon delivery of each of the first five of 12 747-400 aircraft (including two exercised options -- see Note 16 Subsequent Events), which were delivered in 1998. Financing for the first five aircraft was secured through the EETCs. The Company will settle the balance of its Deferred Aircraft Obligations upon delivery of the remaining seven aircraft, which are scheduled for delivery as follows: four in 1999 and three in 2000.

5. INCOME TAXES

     The Company had net operating loss carryforwards of approximately $92,790,000 as of December 31, 1998 which expire between 2008 and 2018. The Company has generated approximately $27,191,000 of alternative minimum tax credit carryforwards which are available in subsequent years to reduce its regular tax liability subject to statutory limitations. All tax years of the Company that are statutorily open are subject to examination by the Internal Revenue Service ("IRS"), as well as state and local tax authorities. Currently, the fiscal year ended March 31, 1994, the short year ended December 31, 1994 and the calendar year ended December 31, 1995 are under examination by the IRS. The Company believes that it has adequately provided for all income tax liabilities and that final resolution of any IRS examination will not have a material effect on its financial position or results of operations.

     The provision for income taxes consisted of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Current:
  Federal.............................................  $18,012    $ 1,704    $ 6,625
  State and local.....................................      733        140        394
Deferred:
  Federal.............................................    8,113     11,622     14,731
  State and local.....................................      476         --         --
                                                        -------    -------    -------
     Provision for income taxes.......................  $27,334    $13,466    $21,750
                                                        =======    =======    =======

                        ATLAS AIR, INC. AND SUBSIDIARIES

     The provisions for income taxes were at rates different from the U.S. federal statutory rate for the following reasons:

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1998         1997         1996
                                                          ------       ------       ------
Statutory federal income tax provision rate.............   35.00%       35.00%       35.00%
State and local income taxes, net of federal tax
  benefit...............................................    1.00         1.04          .66
Nondeductible items.....................................    1.16         2.36         2.04
Benefit of net operating loss carryforward..............      --        (1.90)       (1.20)
                                                          ------       ------       ------
  Effective tax provision rate..........................   37.16%       36.50%       36.50%
                                                          ======       ======       ======

     Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The net deferred income tax liability components are as follows (in thousands):

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........  $138,255    $96,147
  Other.....................................................        --      1,372
                                                              --------    -------
          Total deferred tax liabilities....................   138,255     97,519
Deferred tax assets:
  Tax benefit of net operating loss carryforwards...........    33,367     44,218
  Alternative minimum tax credits...........................    27,191      8,665
  Other.....................................................    38,023     13,551
                                                              --------    -------
          Total deferred tax assets.........................    98,581     66,434
                                                              --------    -------
          Net deferred tax liability........................  $ 39,674    $31,085
                                                              ========    =======

6. COMMITMENTS AND CONTINGENCIES

  Aircraft

     Minimum annual rental commitments under noncancelable aircraft operating leases for years ending December 31, are approximately (in thousands):

1999........................................................  $ 46,233
2000........................................................    45,234
2001........................................................    47,085
2002........................................................    46,894
2003........................................................    48,967
Thereafter..................................................   712,241

     The above commitments do not include the potential lease financing (if any) of Boeing 747-400 freighter aircraft scheduled for delivery during 1999 and 2000. In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

     Aircraft and engine rentals, including short-term rentals, were $14,616,000, $31,644,000 and $27,341,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  Boeing Purchase Agreement

     In June 1997, the Company entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by GE engines. The Company acquired and placed into service five of the 747-400 aircraft in the second half of 1998. Due to production problems at Boeing, some of the 1998 delivery positions of the 747-400 aircraft were delayed. The Company was compensated for these delays. In addition, Boeing has agreed to compensate the Company for future delays, if any, in deliveries of the 747-400 aircraft pursuant to the Boeing Purchase Agreement. Any delays in future deliveries of the 747-400 aircraft could adversely impact the Company's ability to initiate service with existing and prospective customers in a timely fashion. The Boeing Purchase Agreement also provides the Company with options to purchase up to 10 additional 747-400 freighter aircraft for delivery from 2000 through 2002. In February 1999, the Company exercised options for two such additional aircraft. As a result of the Company being the largest purchaser of 747-400 freighter aircraft to date, it was able to negotiate from Boeing and GE a significant discount from the aggregate list price of approximately $2.0 billion for the 12 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. In addition, the Company obtained certain ancillary products and services at advantageous prices.

     The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. The Company expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $162.3 million, which was paid as of June 30, 1998. There were approximately $96.1 million of pre-delivery deposits outstanding at December 31, 1998 which were included in flight equipment. The Company expects to pay an additional $55.2 million in 1999 in pre-delivery deposits in accordance with the firm order pre-delivery deposits schedule for seven aircraft, including the two option aircraft. Upon each delivery, Boeing refunds the Company the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations -- see Note 4) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.00%. As of December 31, 1998, there was $152.6 million of Deferred Aircraft Obligations included in other liabilities, and the combined interest rate was 7.25%.

  Maintenance Agreements

     In January 1995, the Company entered into a maintenance agreement with one of its principal customers. This agreement includes a provision which requires the Company to remit a fixed amount per flight hour each month to the customer, subject to a 3.5% annual escalation factor for the first five years, for which the customer will perform most regular maintenance on a substantial portion of the aircraft in the Company's fleet. The agreement extends for a period of ten years. Pursuant to its maintenance agreement, engines may be upgraded when inducted into the maintenance pool in order to improve engine reliability and to lower Company operating costs. When such costs are incurred and identified, they are capitalized and amortized over the remaining life of each applicable engine. As of December 31, 1998, the Company had paid the customer $9.3 million for such costs and does not expect to incur additional costs.

     In June 1996, the Company entered into a ten year engine maintenance agreement with GE for the engine maintenance of up to 15 aircraft powered by CF6-50E2 engines at a fixed rate per flight hour, subject to an annual formula increase. The agreement commenced in the third quarter of 1996 with the acceptance of engines associated with aircraft acquired in the third and fourth quarters of 1996. Pursuant to its maintenance agreement and upon the first time shop visit, the Company is invoiced for certain one-time charges, which the Company capitalizes and amortizes over the lesser of the remaining life of the asset or the remaining life of the maintenance agreement. As of December 31, 1998, the Company had recorded $11.5 million of such charges. Effective in the year 2000, the Company has an option to add not less than 40 engines to the program.

                        ATLAS AIR, INC. AND SUBSIDIARIES

     During the initial operating period, the 747-400 aircraft's airframe will be covered under manufacturer's warranties. As a result, the Company does not expect to incur significant maintenance expense in connection with the 747-400 airframe during the warranty period. In addition, the 747-400 airframe limited maintenance requirements will provide a higher operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. The Company will incur expenses associated with routine daily maintenance of both the airframe and the engines. In July 1998, the Company entered into an agreement with Lufthansa Technik pursuant to which Lufthansa Technik will provide all required maintenance for the Company's initial order of ten 747-400 aircraft, plus any additional 747-400 aircraft that it purchases pursuant to its option in the Boeing Purchase Agreement, on a fixed cost per flight hour basis for ten years, subject to an annual escalation adjustment. The Company may terminate the agreement in June 2003. In connection with the GE engine purchase agreement, the Company has also entered into two agreements with GE to provide ongoing maintenance on the 747-400 aircraft engines at a fixed cost per flight hour, subject to an annual escalation adjustment.

  Employment Agreements

     The Company has entered into employment agreements with certain key employees. Such employment agreements provide for, among other things, base annual salary, certain bonuses, the grant of options to purchase common stock of the Company under the 1995 Stock Option Plan (see Note 14), and in certain circumstances relocation and severance benefits.

  FAA Airworthiness Directives

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and will be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Seven of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $3.5 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per aircraft will range between $2 million and $3 million. Twelve aircraft in the Company's fleet have already undergone the major portion of such modifications. The remaining eleven aircraft in service will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered in compliance with all existing FAA Directives at their respective delivery dates. On December 3, 1998, the FAA issued a Directive ordering Boeing 747 operators to change fuel pump procedures immediately to prevent dry tank operation that could result in ignition of the center fuel or horizontal stabilizer tanks. Compliance with this Directive may adversely impact our customers' operating costs and schedules. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

  Legal Proceedings

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

                        ATLAS AIR, INC. AND SUBSIDIARIES

7. RELATED PARTY TRANSACTIONS

     In August and September 1995, the Company extended demand loans to three officers of the Company in the aggregate amount of $550,000, bearing interest at 7.50%. Two of the loans plus interest were paid in full in April and May 1996, and the third loan plus interest was paid in full in December 1997. A loan of up to $750,000, bearing interest at 5.87%, was extended in June 1996 to one officer for the purpose of constructing a residence. In May 1998, the Company forgave $500,000 of the principal, plus accrued interest. In February 1998, a loan of $147,000 was extended to an officer of the Company, for a term of two years, bearing interest at approximately 5.5%. In June 1998, an interest-free loan of $100,000 was extended to an officer of the Company, due on demand, subject to certain conditions and restrictions. As of December 31, 1998 the outstanding balance of officer demand loans, including accrued interest, was $516,000.

     In November 1995, the Company began renting a Cessna Citation SP, on an as needed basis, from MAC Flightlease for the purpose of corporate business travel. MAC Flightlease is wholly-owned by the wife of the Company's Chairman, President and CEO. The Company paid $265,000 in 1996 for such travel, at rates which are considered by the Company to be at fair market value.

     In October 1997, AFI purchased a 1988 Canadair Challenger passenger aircraft (the "Challenger") from MAC Flightlease for corporate business travel. Currently, the Challenger is financed for approximately 100% of its purchase price with Nationsbanc under a 5-year LIBOR based loan which was guaranteed by the Company. The Company paid $15.3 million for the Challenger, which is considered by the Company to be at fair market value.

     In May 1998, the Company agreed to purchase a Boeing Business Jet ("BBJ") from Boeing for approximately $32 million, for which the Company's Chairman, President and CEO has agreed to share in the acquisition costs and capital improvement costs of the BBJ. This aircraft will be used to transport the Company's executives on business trips throughout the world. The Company intends to sell the Challenger, upon delivery of the BBJ from the third party installing the interior business configuration (see Note 16 Subsequent Events).

8. ACCOUNTS RECEIVABLE AND OTHER

     The components of accounts receivable and other are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Accounts receivable-trade...................................  $75,684    $58,817
Insurance and vendor claims.................................    9,717      2,250
Spare parts inventory.......................................    4,191        500
Employee receivables........................................      582        771
Prepaids and other..........................................    1,730      2,639
Less: Allowance for doubtful accounts.......................   (5,670)    (9,275)
                                                              -------    -------
                                                              $86,234    $55,702
                                                              =======    =======

     During 1998 and 1997, the Company recorded additional reserves for doubtful accounts of approximately $.7 million and $9.8 million, respectively.

                        ATLAS AIR, INC. AND SUBSIDIARIES

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Accounts payable-trade......................................  $  1,535   $12,291
Accrued salaries and wages..................................     8,877     6,779
Accrued maintenance.........................................    25,306    19,012
Accrued interest............................................    18,832    13,581
Loss reserves (Note 10).....................................     8,741    18,550
Deferred rent...............................................    11,097        --
Accrued expenses............................................    16,612    17,892
Other.......................................................     9,051        --
                                                              --------   -------
                                                              $100,051   $88,105
                                                              ========   =======

10. WRITE-OFF OF CAPITAL INVESTMENT AND OTHER

     In conjunction with the Boeing Purchase Agreement, the Company reassessed the economic viability of renewing on a longer-term basis its subleases with Federal Express Corporation ("FedEx") for five 747-200 freighter aircraft. Based on the results of this assessment in the second quarter of 1997, the Company decided to schedule the return of these aircraft in the first quarter of 1998. The Company wrote-off its remaining investment in the five FedEx aircraft and established certain other reserves.

     The impact of the various largely non-recurring charges was $27.1 million, or $17.2 million on an after-tax basis, which comprised write-offs of various leasehold improvements associated with the Company's subleases with FedEx of the five 747-200 aircraft and reserves for costs necessary to return the aircraft upon the termination of the subleases. In addition, the Company established reserves primarily related to certain customers and vendors for out-of-period items, which the Company settled in 1998. In addition, the reserves included estimates for litigation costs and other costs not expected to re-occur.

11. SAVINGS AND RETIREMENT PLAN

     The Company implemented a 401(k) Retirement Plan (the "Plan") in June 1994, under which eligible employees may contribute up to 15% of their total pay. The Plan covers substantially all employees. Effective May 1, 1996, the Plan was amended to provide for Company contributions equal to 50% of the first 10% of contributions made by employees, for which the Company incurred an expense of $1,636,000, $1,255,000 and $559,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Foreign sales accounted for 96%, 99% and 98% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. All foreign sales were U.S. dollar denominated.

                        ATLAS AIR, INC. AND SUBSIDIARIES

13. STOCKHOLDERS' EQUITY

  Common Stock

     In January 1999, the Company announced a 3-for-2 stock split in the form of a stock dividend to stockholders of record at the close of business on January 25, 1999 (the "Stock Split"). The new shares were delivered on February 8, 1999. The share data and earnings per share data for all periods presented in these consolidated financial statements have been restated to reflect the Stock Split.

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

14. STOCK-BASED COMPENSATION PLANS

  Employee Stock Purchase Plan

     In 1995, the Company established an Employee Stock Purchase Plan (the "Stock Purchase Plan"). Employees eligible to participate in the Stock Purchase Plan are those who have completed at least one year of employment with the Company, but excluding employees whose customary employment is not more than five months in any calendar year or 20 hours or less per week. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors of the Company which determines the terms and conditions under which shares are offered and corresponding options granted under the Stock Purchase Plan for any Purchase Period, as defined in the Stock Purchase Plan. Employees may contribute up to 15% of their gross base compensation subject to certain limitations. The price per share at which the common stock is purchased pursuant to the Stock Purchase Plan is the lesser of 85% of the fair market value of the common stock on the first or last day of the applicable Purchase Period. The maximum number of shares of common stock which may be issued on the exercise of options purchased under the Stock Purchase Plan is 1,500,000 shares. As of December 31, 1998, 117,868 shares were issued at a weighted average cost of $15.47 to 193 employees who have participated in the Stock Purchase Plan.

  1995 Stock Option Plan

     In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), whereby employees may be granted options, incentive stock options, share appreciation rights, and restricted shares. The portion of the 1995 Plan applicable to employees is administered by the Compensation Committee of the Board of Directors of the Company which also establishes the terms of the awards. The 1995 Plan also provides for certain automatic grants of nonqualified stock options to non-employee directors which become exercisable on the date of grant and expire on the tenth anniversary of the date of grant. Originally, an aggregate of 2,700,000 shares were reserved for issuance in connection with awards and director's options under the 1995 Plan. Following shareholder approval, an additional 450,000 shares were reserved in 1997 and an additional 750,000 shares were reserved in 1998.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  Director Stock Plan

     In August 1996, the Company established the Director Stock Plan (the "Director Plan"), which provides the Company's non-employee directors the option to receive all or a portion of their quarterly remuneration in common stock instead of cash. The Director Plan was amended in February 1998 such that the first 25% of their quarterly remuneration must be received in the form of the Company's common stock. If a non-employee director elects at the commencement of any quarter to receive his quarterly remuneration, or a portion thereof, in common stock, the number of shares received is determined by dividing the average price on the date of the first Board meeting of that quarter into the amount of compensation earned for the quarter which the non-employee director chooses not to receive in cash. The effective date of the Director Plan was January 1, 1997. As of December 31, 1998, 9,355 shares were issued at a weighted average cost of $20.89 to five directors who have participated in the Director Plan.

  Other

     In July 1995, options to purchase 187,500 and 107,145 shares of the Company's common stock were granted to an officer ("July 1995 Grant"), who subsequently resigned from his position with the Company to accept a position with an affiliate of the Company, at exercise prices of $6.67 per share and $9.33 per share, respectively. As of January 1998, all of these options were exercised.

  Statement of Financial Accounting Standards No. 123

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 1998, 1997 and 1996, using the Black-Scholes pricing model and the following weighted average assumptions:

              ASSUMPTIONS -- 1995 PLAN                  1998        1997        1996
              ------------------------                 -------    --------    --------
Risk-free interest rates.............................  5.54%      6.51%       6.31%
Expected dividend yields.............................  --         --          --
Expected lives.......................................  5 years    5 years     5 years
Expected volatility..................................  59.79%     65.33%      73.44%

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's pro forma net income and pro forma net income per common share would have been reported as follows:

                                                             1998      1997       1996
                                                            -------   -------    -------
Net income (in thousands):...................  As Reported  $46,217   $23,429    $37,838
                                               Pro Forma     43,136    17,875     35,211
Net income per common share (basic EPS):.....  As Reported     1.37       .70       1.17
                                               Pro Forma       1.28       .53       1.09
Net income per common share (diluted EPS):...  As Reported     1.37       .69       1.16
                                               Pro Forma       1.27       .53       1.08

                        ATLAS AIR, INC. AND SUBSIDIARIES

     A summary of the status of the 1995 Plan and the July 1995 Grant at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below:

                                    1998                          1997                          1996
                         ---------------------------   ---------------------------   ---------------------------
                                         WEIGHTED                      WEIGHTED                      WEIGHTED
                                         AVERAGE                       AVERAGE                       AVERAGE
                           SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                         ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at
  beginning of year....   1,168,662       $19.62          953,943       $20.06        1,280,475       $ 8.66
Granted................   1,368,000        22.97          214,719        17.59          553,500        27.63
Exercised..............    (144,540)       10.81               --           --         (825,343)        8.07
Forfeited..............          --           --               --           --          (54,689)       10.67
                         ----------                    ----------                    ----------
Outstanding at end of
  year.................   2,392,122        22.07        1,168,662        19.61          953,943        20.06
                         ==========                    ==========                    ==========
Exercisable at end of
  year.................     943,122        20.55          602,643        15.14          249,409         9.47
Weighted average fair
  value of options
  granted..............  $    13.03                    $    10.45                    $    18.18

     The following table summarizes information with regard to the options outstanding at December 31, 1998:

                                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                     ------------------------------------   ----------------------
                                                    WEIGHTED
                                                     AVERAGE     WEIGHTED                 WEIGHTED
                                                    REMAINING    AVERAGE                  AVERAGE
   RANGE OF                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------                      -----------   -----------   --------   -----------   --------
$ 6.67 -- $ 6.67...................      68,625     6.5 years     $ 6.67       68,625      $ 6.67
 10.67 --  16.00...................     214,548     6.8 years      10.70      214,548       10.70
 16.15 --  24.11...................   1,375,449     8.7 years      21.95      173,949       18.10
 24.44 --  33.83...................     732,000     4.6 years      27.02      484,500       27.71
 37.58 --  37.58...................       1,500     7.4 years      37.58        1,500       37.58
                                      ---------                               -------
                                      2,392,122     7.2 years      22.07      943,122       20.55

15. PROFIT SHARING PLAN

     Employees who have been employed by the Company for at least twelve months as full-time employees are eligible to participate in the Company's Profit Sharing Plan, which was adopted in 1994. The Profit Sharing Plan provides for payments to eligible employees in semiannual distributions based on the Company's pretax profits. The Company is obligated to make an annual profit sharing contribution of ten percent of the Company's pretax profits, which is defined as net income before taxes, but excluding (i) any income or loss related to charges or credits for unusual or infrequently occurring items or related to intangible assets, and (ii) extraordinary items. Annual profit sharing contributions may be in the form of cash or common stock of the Company. For the years 1997, 1998 and 1999, beginning with an employee's thirteenth month of employment, an employee is entitled to receive a guaranteed profit sharing payment of 10% of salary, except for captains, who receive a guarantee of 20%. The expense for the Profit Sharing Plan for the years ended December 31, 1998, 1997 and 1996 was $8,061,000, $4,004,000 and $6,779,000, respectively.

16. SUBSEQUENT EVENTS

     In January 1999, the Company used a portion of the proceeds from the 9 3/8% Senior Notes to redeem at 108% all of its 12 1/4% Equipment Notes due 2002. The Company expects to record an approximate

                        ATLAS AIR, INC. AND SUBSIDIARIES

$6.6 million one-time extraordinary loss from the extinguishment of debt, net of applicable taxes of approximately $3.9 million, in the first quarter of 1999 associated with this redemption. As a result of the redemption, the debt was reclassified to the current portion of long-term debt as of December 31, 1998.

     In January 1999, the Company purchased the BBJ from Boeing and immediately delivered the aircraft to a third-party for installation of the interior business configuration (see Note 7).

     In February 1999, the Company exercised options for two additional 747-400 freighter aircraft in accordance with the Boeing Purchase Agreement (see Note
6). These aircraft are scheduled for delivery in 2000. The Company has not yet secured financing for these aircraft.

     In February 1999, the Company filed a $650 million shelf registration statement with the Securities and Exchange Commission which was recently declared effective. The shelf registration statement provides for debt or equity financing, or a combination of both, the net proceeds from which will be available for general corporate purposes, including but not limited to, repayment of indebtedness, capital expenditures, repurchase of common stock and acquisitions.

17. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         INCOME
                                                                         (LOSS)                  INCOME (LOSS) BEFORE
                                          OPERATING   INCOME (LOSS)      BEFORE                   EXTRAORDINARY ITEM      NET INCOME
                                           INCOME        BEFORE       EXTRAORDINARY     NET     -----------------------   ---------
                               REVENUE     (LOSS)     INCOME TAXES        ITEM        INCOME    BASIC EPS   DILUTED EPS   BASIC EPS
                               --------   ---------   -------------   -------------   -------   ---------   -----------   ---------
                                                                                                       (1)
                                                                                                                    )(1         )(1
1998
 First Quarter...............  $ 79,634   $ 21,543      $  8,429        $  5,310      $ 5,310     $ .16        $ .16        $.16
 Second Quarter..............    87,950     31,518        16,039          10,105       10,105       .30          .30         .30
 Third Quarter...............   109,189     35,716        20,238          12,745       12,745       .38          .38         .38
 Fourth Quarter..............   145,465     47,072        28,845          18,057       18,057       .54          .53         .54
1997
 First Quarter...............  $ 82,049   $ 17,142      $  7,894        $  5,013      $ 5,013     $ .15        $ .15        $.15
 Second Quarter..............    93,902    (10,654)      (21,562)        (13,692)       3,048      (.41)        (.41)        .09
 Third Quarter...............   104,197     21,733         9,804           6,225        6,225       .18          .18         .18
 Fourth Quarter..............   120,893     27,781        14,397           9,142        9,143       .27          .27         .27


                             NET INCOME
                               -----------
                               DILUTED EPS
                               -----------
                                      ) (1
1998
 First Quarter...............     $.16
 Second Quarter..............      .30
 Third Quarter...............      .38
 Fourth Quarter..............      .53
1997
 First Quarter...............     $.15
 Second Quarter..............      .09
 Third Quarter...............      .18
 Fourth Quarter..............      .27

---------------

(1) As restated to reflect the Stock Split.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +3.2          -- Restated Certificate of Incorporation of the Company.
           +3.3          -- Amended and Restated By-Laws of the Company.
          +10.14         -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
          +10.15         -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
          +10.16         -- Atlas Air, Inc. Employee Stock Purchase Plan.
          +10.17         -- Atlas Air, Inc. Profit Sharing Plan.
          +10.18         -- Atlas Air, Inc. Retirement Plan.
         ++10.19         -- Employment Agreement between the Company and Michael A.
                            Chowdry.
         ++10.20         -- Employment Agreement between the Company and Richard H.
                            Shuyler.
         ++10.23         -- Employment Agreement between the Company and James T.
                            Matheny.
          +10.26         -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
        ***10.52         -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendlerman.
        ***10.53         -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
   ***/****10.55         -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
         **10.56         -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.
         **10.58         -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
         **10.59         -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
         **10.60         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
         **10.61         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
         **10.62         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
         **10.63         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
         **10.64         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
         **10.65         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
         **10.66         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.67         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N507MC.
         **10.68         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
         **10.69         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.
         **10.70         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
         **10.71         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
         **10.72         -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto)
         **10.75         -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.
         **10.76         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
         **10.77         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
         **10.78         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
         **10.79         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
         **10.80         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.
          *10.81         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
         **10.82         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.84         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
         **10.85         -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997
    **/****10.86         -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
         **10.87         -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
         ++10.90         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.
         ++10.91         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
         ++10.92         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.
         ++10.93         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
         ++10.94         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
         ++10.95         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
         ++10.96         -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
         ++10.97         -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
         ++10.98         -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
         ++10.99         -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
         ++10.100        -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         ++10.101        -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
         ++10.102        -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
         ++10.103        -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.
         ++10.104        -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
         ++10.105        -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
         ++10.106        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
         ++10.107        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.
         ++10.108        -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
         ++10.109        -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
         ++10.110        -- Employment Agreement dated as of February 16, 1998
                            between the Company and Stephen C. Nevin.
      *****10.111        -- Form of Indenture, dated April 9, 1998, between the
                            Company and State Street Bank and Trust company, as
                            Trustee, relating to the 9 1/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
 ****/*****10.114        -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
 ****/*****10.115        -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
 ****/*****10.116        -- General Terms Agreement between the Company and General
                            Electric Company dated June 6, 1997.
     ******10.117        -- Form of Indenture, dated November 18, 1998, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 9 3/8% Senior Notes (with form
                            of Note attached as exhibit thereto).
           10.118        -- Employment Agreement dated June 22, 1998, between the
                            Company and Thomas G. Scott.
         ++21.1          -- Subsidiaries of the Registrant.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           24            -- Powers of Attorney (set forth on the signature page of
                            the Report).
           27            -- Financial Data Schedule.

---------------

      ++Incorporated by reference to the exhibits to the Company's Annual Report for 1997 on Form 10-K.

       +Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 33-90304).

       ++
        Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 33-97892).

      ++++
        Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-4 (No. 333-51819).

       *Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 333-2810).

      **Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-4 (No. 333-36305).

     ***Incorporated by reference to the exhibits to the Company's Annual Report for 1996 on Form 10-K.

    ****Portions of this document, for which the Company has been granted confidential treatment, have been redacted and filed separately with the Securities and Exchange Commission.

  ***** Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-4 (No. 333-56391).

 ****** Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-4 (No. 333-72211)