Form 10-Q
period 1999-03-31
ATLAS AIR INC
filed 1999-05-13
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1999

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

                                   [ x ]   Yes         [   ]   No

As  of  May 3, 1999 the Registrant had 34,289,156 shares of  $.01 par value Common Stock outstanding.


                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX



PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
                  March 31, 1999 and December 31, 1998

               Consolidated Statements of Operations-
                  Three Months Ended March 31, 1999 and 1998

               Consolidated Statements of Cash Flows-
                  Three Months Ended March 31, 1999 and 1998

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 6.   Exhibits and Reports on Form 8-K

               Exhibit 27 - Financial Data Schedule

               Signatures


                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                       March 31,      December 31,
                                         1999            1998
                                      (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents             $  325,927     $  449,627
  Short-term investments                    22,069         22,187
  Accounts receivable and other, net        71,538         86,234
       Total current assets                419,534        558,048
Property and equipment:
  Flight equipment                       1,630,978      1,527,921
  Other                                     12,727         11,584
                                         1,643,705      1,539,505
  Less accumulated depreciation          (160,470)      (146,311)
        Net property and equipment       1,483,235      1,393,194
Other assets:
  Debt issuance costs, net of
   accumulated amortization
   of $9,771 and $10,413                    28,806         32,224
  Deposits and other                         2,994          5,403
                                            31,800         37,627
            Total assets               $ 1,934,569    $ 1,988,869

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt      $  65,248     $  155,452
  Accounts payable and accrued
   liabilities                              89,202        100,051
  Income tax payable                           179          8,034
       Total current liabilities           154,629        263,537
Long-term debt, net of current
 portion                                 1,146,132      1,166,460
Other liabilities                          292,512        235,308
Deferred income tax liability               40,487         39,674
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value;
   10,000,000 shares authorized;
   no shares issued                             --             --
  Common Stock, $0.01 par value;
   50,000,000 shares authorized;
   34,394,414 and 33,819,882 shares
   issued, respectively                        344            338
  Additional paid-in capital               192,583        178,131
  Retained earnings                        111,182        108,892
  Deferred compensation -
   Restricted Stock                          (707)             --
  Treasury Stock, at cost; 128,793
   and 164,403 shares, respectively        (2,593)        (3,471)
       Total stockholders' equity          300,809        283,890
           Total liabilities and
            stockholders' equity       $ 1,934,569    $ 1,988,869

The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)
                           (Unaudited)

                                            Three Months Ended
                                                March 31,
                                            1999         1998
Revenues:
  Contract services                       $135,378    $  77,611
  Charters, scheduled services and other     2,461        2,023
       Total operating revenues            137,839       79,634

Operating expenses:
  Flight crew salaries and benefits         11,361        6,757
  Other flight-related expenses             10,829        6,519
  Maintenance                               30,271       20,521
  Aircraft and engine rentals               11,505        1,241
  Fuel and ground handling                   3,075        2,002
  Depreciation and amortization             19,167       12,230
  Other                                     14,924        8,821
       Total operating expenses            101,132       58,091
Operating income                            36,707       21,543
Other income (expense):
  Interest income                            4,574        1,661
  Interest expense                         (24,888)     (14,775)
                                           (20,314)     (13,114)
Income before income taxes                  16,393        8,429
Provision for income taxes                  (6,147)      (3,119)
Income before extraordinary item and
 cumulative effect of a change in
 accounting principle                       10,246        5,310

Extraordinary Item:
  Loss from extinguishment of debt, net
   of applicable tax benefit of $3,872      (6,593)          --

Cumulative effect of a change in
 accounting principle:
  Write-off of start-up costs, net of
   applicable tax benefit of $850           (1,416)          --

Net income                                  $2,237       $5,310

Basic earnings per share:
  Income before extraordinary item and
  cumulative effect of a change in
  accounting principle                       $0.30        $0.16
  Extraordinary item                         (0.19)          --
  Cumulative effect of a change in
   accounting principle                      (0.04)          --
  Net income                                 $0.07        $0.16
  Weighted average common shares            33,950       33,716

Diluted earnings per share:
  Income before extraordinary item and
   cumulative effect of a change in
   accounting principle                      $0.30        $0.16
  Extraordinary item                         (0.19)          --
  Cumulative effect of a change in
   accounting principle                      (0.04)          --
  Net income                                 $0.07        $0.16
  Weighted average common shares            34,327       33,834

      The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)


                                           Three Months Ended
                                                March 31,
                                            1999         1998
Operating activities:
Net income                               $   2,237    $   5,310
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization             19,167       12,372
  Amortization of debt issuance costs,
   lease financing costs and other             612        1,254
  Non-cash portion of extraordinary
   loss                                      2,491           --
  Write-off of start-up costs                2,266           --
  Change in deferred income tax payable        813          756
  Changes in operating assets and
   liabilities:
    Accounts receivable and other           14,696        9,275
    Deposits and other                       2,409         (214)
    Accounts payable and accrued
     expenses                              (10,849)      (8,819)
    Income tax payable                      (7,855)       2,054

      Net cash provided by operating
       activities                           25,987       21,988

Investment activities:
Purchase of property and equipment         (85,808)     (63,205)
Purchase of short-term investments          (4,882)     (23,722)
Maturity of short-term investments           5,000      106,996
     Net cash (used in) provided by
      investing activities                 (85,690)      20,069

Financing activities:
Issuance of Common Stock                    14,458        1,035
Purchase of Treasury Stock                    (107)        (120)
Issuance of Treasury Stock                     230          161
Net proceeds from debt issuance and
 lease financing                            36,474        6,801
Principal payments on notes payable       (114,523)      (7,660)
Debt issuance costs and deferred lease
 costs                                        (529)     (21,630)
       Net cash (used in) financing
        activities                         (63,997)     (21,413)

Net (decrease) increase in cash           (123,700)      20,644
Cash and cash equivalents at beginning
 of period                                 449,627       41,334
Cash and cash equivalents at end of
 period                                  $ 325,927    $  61,978


      The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Atlas") as of March 31, 1999 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1998 audited financial statements included in its Annual Report on Form 10-K.

2.   Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

3.   Recently Issued Accounting Standards

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. This statement was adopted in the first quarter of 1999 and did not have a material impact on the financial statements of the Company.

     In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. In accordance with SOP 98-5, initial application should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. During 1998, the Company deferred certain start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into its fleet. This statement was adopted in the first quarter of 1999 and the net of tax effect of its application was a one-time charge of approximately $1.4 million. In 1999, the Company expects to continue to incur costs associated with the introduction of additional new Boeing 747-400 freighter aircraft into its fleet.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after June 15, 1998. We have not yet quantified the impact, if any, of adopting SFAS No. 133 on our financial statements and have not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

4.   Short-Term Investments

      Proceeds from the public offering of the Company's Common Stock in May 1996, plus additional funds, were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of March 31, 1999 (in thousands):

                                    Gross         Gross    (Amorti-
                      Aggregate   Unrealized   Unrealized   zation)
                        Fair       Holding       Holding
    Security Type       Value       Gains        Losses    Accretion

Included in cash and
 cash equivalents:
  Commercial Paper    $  57,189  $         --  $         5 $      57
  Corporate Bonds        16,900            --           --        --
  Market Auction
   Preferreds           194,775            --           --        --
     Totals           $ 268,864  $         --  $         5 $      57

Included in short-
 term investments:
    U.S.   Government
Agencies              $  10,000  $         --  $        -- $      --
  Market Auction
   Preferreds            12,000            --           --        --
     Totals           $  22,000  $         --  $        -- $      --

In  addition, accrued interest on cash equivalents and short-term
investments  at  March  31,  1999  was  approximately   $554,000.
Interest earned on these investments and related maturities are reinvested in similar securities.

5.   Commitments and Contingencies

     In June 1997, the Company entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from GE, with options to purchase up to 10 additional 747-400 aircraft. The Company arranged leveraged lease financing for the four 747-400 freighter aircraft that were delivered in July, August, October and December 1998 and debt financing for an additional aircraft delivered in December 1998. In April 1999, the Company arranged financing (to be obtained through leveraged leases or secured debt financings) for the remaining five aircraft, four of which are scheduled for delivery in 1999 and one in 2000. See discussions of EETCs 1998-1 and EETCs 1999-1 below. In February 1999, the Company exercised options for two additional 747-400 freighter aircraft, which are scheduled for delivery in 2000. The Company has not yet arranged financing for these two aircraft. The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, the Company expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $162.3 million, which was paid as of June 30, 1998. There were approximately $129.6 million of pre-delivery deposits outstanding at March 31, 1999 which were included in flight equipment. The Company expects to pay an additional $21.9 million in 1999 in pre-delivery deposits in accordance with the firm order pre-delivery deposits schedule for seven aircraft, including the two option aircraft. Upon each delivery, Boeing refunds to the Company the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of March 31, 1999, there was $219.4 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.08%.

     In February 1998, the Company completed an offering of $538.9 million of Enhanced Equipment Trust Certificates ("EETCs 1998-1"). The EETCs 1998-1 are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that the Company draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the EETCs 1998-1 were used to finance (through four leveraged leases and one secured debt financing) the acquisition of the first five new 747-400 freighter aircraft from Boeing which were delivered to the Company during the period July 1998 through December 1998. In connection with the secured debt financing, the Company took ownership of the aircraft and executed equipment notes in the aggregate amount of $107.9 million with a weighted average interest rate of 7.6%.

     In January 1999, the Company used a portion of the proceeds from the previous issuance of $150 million of 9 3/8% Senior Notes to redeem at 108% all of its $100 million of 12 1/4% Equipment Notes due 2002. In the first quarter of 1999, the Company recorded a $6.6 million one-time extraordinary loss from the extinguishment of debt, net of an applicable tax benefit of approximately $3.9 million. The extinguishment of this debt eliminated liens on three 747-200 freighter aircraft.

     In January 1999, the Company purchased a Boeing Business Jet ("BBJ") from Boeing for approximately $32 million and immediately delivered the BBJ to a third-party for installation of the interior business configuration. Shortly thereafter, the Company entered into a sale leaseback transaction with GE Capital to finance the BBJ. This aircraft will be used to transport the Company's executives on business trips throughout the world. The Company's Chairman, President and CEO has agreed to share in the acquisition costs and capital improvement costs of the BBJ.

     In February 1999, the Company filed a $650 million shelf registration statement (the "$650 million Shelf Registration") with the Securities and Exchange Commission, which was declared effective shortly thereafter. The $650 million Shelf Registration provided for debt or equity financing, or a combination of both, the net proceeds from which were available for general corporate purposes, including but not limited to, repayment of indebtedness, capital expenditures, repurchase of common stock and acquisitions. In April 1999, the $650 million Shelf Registration was used to issue $543.6 million of Enhanced Equipment Trust Certificates (see Note 7). Shortly thereafter, the remainder of the $650 million Shelf Registration was replaced by a new $250 million Shelf Registration (see Note 7).

     In November 1998, the Company entered into a contract with Boeing to re-engine the only two Pratt & Whitney ("P&W") powered aircraft in its fleet from P&W engines to GE engines, in order to improve the performance of the aircraft and to improve the standardization of its fleet. The Company acquired the GE engines and other parts required for such re-engineing from a third-party. The Company believes that these re-engineing efforts will result in no material financial impact due to the recent sale of the P&W engines, coupled with the value derived from the unused parts associated with the acquisition of the GE engines. These two aircraft are expected to be re-delivered to the Company, one each in the second and third quarters of 1999. On a prospective basis, and as a result of the re-engineing, the Company also expects to incur lower maintenance costs related to these two aircraft compared to the costs it has experienced to date.

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and will be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Five of the Company's Boeing 747-200 aircraft will have to be brought into compliance with these Directives by March 2000 at an estimated total cost of approximately $2.5 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Twelve aircraft of the 747-200 fleet have already undergone the major portion of such modifications. The remaining eleven 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives at their respective delivery dates. On December 3, 1998, the FAA issued a Directive ordering Boeing 747 operators to change fuel pump procedures to prevent dry tank operation that could result in ignition of the center fuel or horizontal stabilizer tanks. Compliance with this Directive may adversely impact the Company's customers' operating costs and schedules. It is possible that additional Directives applicable to the types of aircraft or engines included in its fleet could be issued in the future, the cost of which could be substantial.

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

6.   Stockholders' Equity

     In January 1999, the Company announced a 3-for-2 stock split in the form of a stock dividend to stockholders of record at the close of business on January 25, 1999. The new shares were delivered on February 8, 1999. The share data and earnings per share data for all periods presented in these consolidated financial statements have been restated to reflect the stock split.

7.   Subsequent Events

     In April 1999, the Company completed an offering of $543.6 million Enhanced Equipment Trust Certificates ("EETCs 1999-1"), which represented a substantial portion of the $650 million Shelf Registration. The EETCs 1999-1 are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that the Company draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the EETCs 1999-1 transaction were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the acquisition cost of five of the remaining seven firm new 747-400 freighter aircraft from Boeing scheduled to be delivered in 1999 and 2000. In connection therewith, the Company intends to seek certain owner participants who will commit lease equity financing to be used in leveraged leases for some of these aircraft.

     In April 1999, the Company filed a new $250 million shelf registration statement (the "$250 million Shelf Registration") with the Securities and Exchange Commission as a replacement for the $106.4 million of funds remaining under the $650 million Shelf Registration. The $250 million Shelf Registration provides for debt or equity financing, or a combination of both, the net proceeds from which will be available for general corporate purposes, including but not limited to, repayment of indebtedness, capital expenditures, repurchase of common stock and acquisitions. The $250 million Shelf Registration was declared effective May 10, 1999.

     In April 1999, the Company received notification from the National Mediation Board ("NMB") that Atlas' crew members have voted to be represented by the Air Line Pilots Association
("ALPA"). The Company expects its labor costs to decline initially since its Profit Sharing Plan excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, the Company on May 6, 1999, filed an action in the United States District Court for the District of Columbia seeking a declaratory judgment confirming, inter alia, the enforceability of the Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the Company's Profit Sharing Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay and punitive damages. The Company believes ALPA's claim to be without merit and intends to vigorously defend against the counterclaim.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The cargo operations of our airline customers are seasonal in nature, with peak activity occurring traditionally in the second half of the year, and with a significant decline occurring in the first quarter. This reduction in cargo activity is largely due to the decrease in shipping that occurs following the December and first quarter holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with us, and are expected to continue to do so in the future. As a result, our revenues typically decline in the first quarter of the year as our contractual aircraft utilization level temporarily decreases. We seek to schedule, to the extent possible, our major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

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

      The table below sets forth selected financial and operating data for the first quarter of 1999 and the four quarters of the year ended December 31, 1998 (dollars in thousands).

                                       1999             1998
                                       1st              1st
                                     Quarter          Quarter

     Total operating revenues         $137,839          $79,634
     Operating expenses                101,132           58,091
     Operating income                   36,707           21,543
     Other income (expense)           (20,314)         (13,114)
     Net income                          2,237  (1)       5,310
     Block hours                        23,931           15,388
     Average aircraft operated            27.0             17.0
     Operating margin                    26.6%            27.1%

          (1) After extraordinary item and cumulative effect of a change in accounting principle

Operating Revenues and Results of Operations

      Total operating revenues for the quarter ended March 31, 1999 increased to $137.8 million from $79.6 million for the same period in 1998, or approximately 73%. The average number of aircraft in our fleet during the first quarter of 1999 was 27.0 compared to 17.0 during the same period in 1998. Total block hours for the first quarter of 1999 were 23,931 compared to 15,388 for the same period in 1998, an increase of approximately 56%, principally reflecting the increase in the size of our fleet period over period. Revenue per block hour increased by approximately 11% to $5,760 for the first quarter of 1999 compared to $5,175 for the first quarter of 1998. This was substantially due to the increase in the number of 747-400 freighter aircraft in our fleet and the increase in the volume of charter operations period over period, for which the rate per block hour was higher in order to offset additional operating costs borne by us under such arrangements. Charter operations are performed on an ad hoc basis and are dependent upon surplus availability of our aircraft and customer demand. Additionally, the revenue per block hour for the 747-400 aircraft in the first quarter of 1999 was higher than that for the 747-200 aircraft, reflecting the higher pricing structure of the 747-400 customer contracts.

      Our operating results improved by approximately 70% from a $21.5 million operating profit for the first quarter of 1998 to an operating profit of $36.7 million for the first quarter of 1999. Results of operations were favorably impacted by the substantial increase in the size of our fleet and the newer 747-400 freighter aircraft, slightly offset by higher flight crew salaries and benefits, and other flight related expenses period over period. In the first quarter of 1999, we recorded an approximate $6.6 million extraordinary loss from the extinguishment of the $100 million 12 1/4% Senior Notes, net of an applicable tax benefit of approximately $3.9 million. In addition, we recorded a one-time charge of approximately $1.4 million, net of an applicable tax benefit of approximately $.9 million, associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as required upon adoption of SOP 98-5 (as defined).
Net income of $5.3 million for the first quarter of 1998 decreased to a net income of $2.2 million for the first quarter of 1999, due to the extraordinary loss and the one-time charge. Net income before extraordinary item and cumulative effect of a change in accounting principle for the first quarter of 1999 was $10.2 million.

Operating Expenses

       Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

      Flight crew salaries and benefits include all such expenses for our pilot work force. Flight crew salaries and benefits increased to $11.4 million in the first quarter of 1999 compared to $6.8 million in 1998, due to the increase in the number of aircraft in our fleet and aircraft block hours and, in particular, to the initial increased crewing requirements of our new 747-400 aircraft. While actual expense increased by approximately 68% quarter over quarter, on a block hour basis this expense increased by approximately 8% to $475 per hour for the first quarter of 1999 from $439 per hour for the same period in 1998.

      Other flight-related expenses include hull and liability insurance on our aircraft, crew travel and meal expenses, initial and recurrent crew training costs and other expenses necessary to conduct our flight operations.

      Other flight-related expenses increased to $10.8 million in the first quarter of 1999 from $6.5 million in the first quarter of 1998, or approximately 66%. On a block hour basis, other flight-related expenses increased approximately 7% to $453 per block hour for the first quarter of 1999 from $424 per block hour for the same period in 1998. This increase was primarily due to the impact of added training and travel costs associated with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998 and preparation for the four additional new 747-400 freighter aircraft to be delivered this year.

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

      Maintenance expense increased to $30.3 million in the first quarter of 1999 from $20.5 million in the same period of 1998, or approximately 48%, primarily due to the increased size of our fleet. On a block hour basis, maintenance expense decreased by approximately 5% in the first quarter of 1999 compared to the first quarter of 1998, primarily reflecting the lower maintenance costs associated with the new 747-400 aircraft.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $11.5 million in the first quarter of 1999 compared to $1.2 million in the same period of 1998, or an increase of approximately 827%. During the first quarter of 1999, we leased four 747-400 and one 747-200 aircraft as compared to the first quarter of 1998 in which we leased one 747-200 aircraft.

     Because of the nature of our ACMI Contracts (Aircraft, Crew, Maintenance and Insurance) with our airline customers, under which we are responsible for the ownership cost and maintenance of the aircraft and for supplying aircraft crews and insurance, our airline customers bear all other operating expenses. As a result, we incur fuel and ground handling expenses only when we operate on our own behalf either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services include both the direct cost of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI Contract services include the costs associated with servicing our aircraft at the various airports to which we operate.

      Fuel and ground handling costs increased by approximately 54% to $3.1 million for the first quarter of 1999 from $2.0 million for the first quarter of 1998. This was primarily due to increased charter activity during the first quarter of 1999, partially offset by a decrease in scheduled service and other non-ACMI block hours quarter over quarter.

      Depreciation and amortization expense includes depreciation
on   aircraft,  spare  parts  and  ground  equipment,   and   the
amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $19.2 million in the first quarter of 1999 from $12.2 million in the same period of 1998, or approximately 57%. This increase primarily reflected an increase of approximately 38% in owned aircraft for the first quarter of 1999 over the same period in 1998. In addition, there was an increase in spare parts associated with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998.

      Other operating expenses include salaries, wages, benefits,
travel   and  meal  expenses  for  non-crew  members  and   other
miscellaneous operating costs.

      Other operating expenses increased to $14.9 million in the first quarter of 1999 from $8.8 million in the same period of 1998, or approximately 69%, reflecting the increase in our operations. On a block hour basis, these expenses increased to $624 per hour in the first quarter of 1999 from $573 per hour in the same period of 1998, or 9%. This increase in cost was due primarily to additional personnel and other resources required for the expansion of our fleet and operations.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $4.6 million in the first quarter of 1999 from $1.7 million in the same period of 1998, primarily due to the investment of proceeds from our issuance of $175 million of 9 1/4% Senior Notes in April 1998, $150 million of 9 3/8% Senior Notes in November 1998 and the return of deposits and proceeds from financing the 747-400 freighter aircraft deliveries in the third and fourth quarters of 1998. Interest expense increased to $24.9 million in the first quarter of 1999 from $14.8 million in the same period of 1998, or approximately 68%. This increase resulted from the financing associated with the purchase of five additional aircraft in the second half of 1998 and the issuance of $175 million of 9 1/4% Senior Notes in April 1998 and $150 million of 9 3/8% Senior Notes in November 1998.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 37.5% during the first quarter of 1999 and 37.0% during the first quarter of 1998. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of our tax provision in these periods is deferred.

Liquidity and Capital Resources

     At  March  31,  1999,  we had cash and cash  equivalents  of approximately $325.9 million, short-term investments of approximately $22.1 million and working capital of approximately $264.9 million. During the first quarter of 1999, cash and cash equivalents decreased approximately $123.7 million, primarily reflecting the purchase of flight and other equipment of $85.8 million, principal reductions of indebtedness of $114.5 million and debt issuance costs of $0.5 million; partially offset by cash provided from operations of $26.0 million, proceeds from equipment financings of $36.5 million, net proceeds from the maturity and purchase of short-term investments of $0.1 million, net proceeds from the issuance of common stock of $14.4 million and net proceeds from the issuance of treasury stock of $0.1 million.

     In June 1997, we entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from GE, with options to purchase up to 10 additional 747-400 aircraft. We arranged leveraged lease financing for the four 747-400 freighter aircraft that were delivered in July, August, October and December 1998 and debt financing for an additional aircraft delivered in December 1998. In April 1999, we arranged financing (to be obtained through leveraged leases or secured debt financings) for the remaining five aircraft, four of which are scheduled for delivery in 1999 and one in 2000. See discussions of EETCs 1998-1 and EETCs 1999-1 below. In February 1999, we exercised options for two additional 747-400 freighter aircraft, which are scheduled for delivery in 2000. We have not yet arranged financing for these two aircraft. The Boeing Purchase Agreement requires that we pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, we expect the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $162.3 million, which was paid as of June 30, 1998. There were approximately $129.6 million of pre-delivery deposits outstanding at March 31, 1999 which were included in flight equipment. We expect to pay an additional $21.9 million in 1999 in pre-delivery deposits in accordance with the firm order pre-delivery deposits schedule for seven aircraft, including the two option aircraft. Upon each delivery, Boeing refunds to us the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which we accrue and pay interest quarterly at 6-month LIBOR, plus 2.0%. As of March 31, 1999, there was $219.4 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.08%.

     In February 1998, we completed an offering of $538.9 million of Enhanced Equipment Trust Certificates ("EETCs 1998-1"). The EETCs 1998-1 are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the EETCs 1998-1 have been used to finance (through four leveraged leases and one secured debt financing) the acquisition of the first five new 747-400 freighter aircraft from Boeing which were delivered to us during the period July 1998 through December 1998. In connection with the secured debt financing, we took ownership of the aircraft and executed equipment notes in the aggregate amount of $107.9 million with a weighted average interest rate of 7.6%.

     In February 1999, we filed a $650 million shelf registration statement (the "$650 million Shelf Registration") with the Securities and Exchange Commission, which was declared effective shortly thereafter. The $650 million Shelf Registration provided for debt or equity financing, or a combination of both, the net proceeds from which were available for general corporate purposes, including but not limited to, repayment of indebtedness, capital expenditures, repurchase of common stock and acquisitions.

     In April 1999, we completed an offering of $543.6 million Enhanced Equipment Trust Certificates ("EETCs 1999-1"), which represented a substantial portion of the $650 million Shelf Registration. The EETCs 1999-1 are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the EETCs 1999-1 transaction were deposited with an escrow agent and will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of five of the remaining seven firm new 747-400 freighter aircraft from Boeing scheduled to be delivered to us in 1999 and 2000. In connection therewith, we intend to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft.

     In April 1999, we filed a new $250 million shelf registration statement (the "$250 million Shelf Registration") with the Securities and Exchange Commission as a replacement for the $106.4 million of funds remaining under the $650 million Shelf Registration. The $250 million Shelf Registration provides for debt or equity financing, or a combination of both, the net proceeds from which will be available for general corporate purposes, including but not limited to, repayment of indebtedness, capital expenditures, repurchase of common stock and acquisitions. The $250 million Shelf Registration was declared effective May 10, 1999.

     In January 1999, we used a portion of the proceeds from the previous issuance of $150 million of 9 3/8% Senior Notes to redeem at 108% all of our $100 million of 12 1/4% Equipment Notes due 2002. We recorded an approximate $6.6 million one-time extraordinary loss from the extinguishment of debt, which is net of an applicable tax benefit of approximately $3.9 million, in the first quarter of 1999 associated with this redemption. The extinguishment of this debt eliminated liens on three 747-200 freighter aircraft.

     In January 1999, we purchased a Boeing Business Jet ("BBJ") from Boeing for approximately $32 million and immediately delivered the BBJ to a third-party for installation of the interior business configuration. Shortly thereafter, the Company entered into a sale leaseback transaction with GE Capital to finance the BBJ. This aircraft will be used to transport our executives on business trips throughout the world. Our Chairman, President and CEO has agreed to share in the acquisition costs and capital improvement costs of the BBJ.

     In January 1999, we announced a 3-for-2 stock split in the form of a stock dividend to stockholders of record at the close of business on January 25, 1999. The new shares were delivered on February 8, 1999. The share data and earnings per share data for all periods presented in these consolidated financial statements have been restated to reflect the stock split.

     In November 1998, we entered into a contract with Boeing to re-engine the only two Pratt & Whitney ("P&W") powered aircraft in our fleet from P&W engines to GE engines, in order to improve the performance of the aircraft and to improve the standardization of our fleet. We acquired the GE engines and other parts required for such re-engineing from a third-party. We believe that these re-engineing efforts will result in no material financial impact due to the recent sale of the P&W engines, coupled with the value derived from the unused parts associated with the acquisition of the GE engines. These two aircraft are expected to be re-delivered to us, one each in the second and third quarters of 1999. On a prospective basis, and as a result of this re-engineing, we also expect to incur lower maintenance costs related to these two aircraft compared to the costs we have experienced to date.

      Due to the contractual nature of our business, management does not consider our operations to be highly working capital-intensive in nature. Because most of the non-ACMI costs normally associated with operations are borne by and directly paid for by our customers, we do not incur significant costs in advance of the receipt of corresponding revenues. Moreover, ACMI costs, which are our responsibility, are generally incurred on a regular, periodic basis on either a flight hour or calendar month basis. These costs are largely matched by revenue receipts, as our contracts require regular payments from our customers based upon current flight activity, generally every two to four weeks. As a result, we have not had a requirement for a working capital facility.

     Under the FAA's Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by
the  FAA.   Five of our Boeing 747-200 aircraft will have  to  be
brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $2.5 million. As part of
the   FAA's  overall  aging  aircraft  program,  it  has   issued
Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Twelve aircraft in our 747-200 fleet have already undergone the major portion of such modifications. The remaining eleven 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and
minor  modifications  to  Boeing  747-200  aircraft.   The  newly
manufactured 747-400 freighter aircraft were delivered to us in compliance with all existing FAA Directives at their respective delivery dates. On December 3, 1998, the FAA issued a Directive ordering Boeing 747 operators to change fuel pump procedures to prevent dry tank operation that could result in ignition of the center fuel or horizontal stabilizer tanks. Compliance with this Directive may adversely impact our customers' operating costs and
schedules.   It is possible that additional Directives applicable
to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

      From time to time we engage in discussions with third parties regarding possible acquisitions of aircraft that could expand our operations. We are currently in discussions with third-parties for the possible acquisition of additional aircraft for delivery in 1999 and beyond.

      We believe that cash on hand and the cash flow generated from our operations, combined with the proceeds of the $175 million of 9 1/4% Senior Notes, the $543.6 million of EETCs 1999-1 and the $150 million of 9 3/8% Senior Notes, will be sufficient to meet our normal ongoing liquidity needs for the next twelve months.

Year 2000

     We have performed a review of our internal information systems for Year 2000 ("Y2K") automation problems through a company-wide effort, assisted by Y2K experienced consultants, to address internal Y2K system issues and, jointly with industry trade groups, issues related to key business partners which are common to other air carriers. As a result, we do not anticipate that Y2K compliance will have a material financial impact. We have completed the first phase of this project, which included an inventory of our computer network environment and an assessment of the effort involved to bring our internal computer system environment to full Y2K compliance. Due to our relatively modern systems, advanced client server, development and data base architecture, and our partial reliance on vendor representations regarding Y2K compliant third-party systems, related remediation efforts are believed to be minimal and achievable. Third-party hardware and software used by us are, for the most part, Y2K compliant; those that are not compliant have broad customer bases and available software upgrades. A limited number of systems remain to be reviewed for compliance, but are not of material significance. Initial review of our 747-200 and 747-400 aircraft computer systems indicate that most all of the systems are compliant, and those not that are not compliant are being addressed by Boeing sub-contractors. A limited number of non-critical systems need further analysis.

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

Forward-looking Information

     Certain statements included or incorporated by reference in this Form 10-Q constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 2lE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future
results,   levels   of  activity,  performance  or   achievements
expressed or implied by such forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in our Form 10-K for December 31, 1998.

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


                ATLAS AIR, INC. AND SUBSIDIARIES


                   PART II. OTHER INFORMATION



ITEM 1.                       LEGAL PROCEEDINGS


     In April 1999, we received notification from the National Mediation Board ("NMB") that our crew members have voted to be represented by the Air Line Pilots Association ("ALPA"). We expect our labor costs to decline initially since our Profit Sharing Plan excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, we filed an action in the United States District Court for the District of Columbia seeking a declaratory judgment confirming, inter alia, the enforceability of the Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from our Profit Sharing Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay and punitive damages. We believe ALPA's claim to be without merit and intend to vigorously defend against the counterclaim.


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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  May 13, 1998     By:   /s/ Stephen C. Nevin
                              Stephen C. Nevin
                              Vice President and
                                Chief Financial Officer
                              Principal Accounting Officer