Form 10-K/A
period 1998-12-31
ATLAS AIR INC
filed 1999-07-02
CIK 941552

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


                                                                     1998               1997
                                                                --------------      -------------
                                                                HIGH       LOW      HIGH      LOW
                                                                ----       ---      ----      ---
QUARTER ENDED
  March 31..................................................  $22 21/32 $14 15/32 $31 13/16 $13 1/4
  June 30...................................................   27 9/16   20 7/8    23 15/16  16
  September 30..............................................   25 21/32  14 1/16   22 13/16  14 1/4
  December 31...............................................   32 5/8    15 15/32  19 1/2    14 9/16


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

     (a)(3) LIST OF EXHIBITS.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
             +3.2        -- Restated Certificate of Incorporation of the Company.
             +3.3        -- Amended and Restated By-Laws of the Company.
            +10.14       -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
            +10.15       -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
            +10.16       -- Atlas Air, Inc. Employee Stock Purchase Plan.
            +10.17       -- Atlas Air, Inc. Profit Sharing Plan.
            +10.18       -- Atlas Air, Inc. Retirement Plan.
         [++]10.19       -- Employment Agreement between the Company and Michael A.
                            Chowdry.
         [++]10.20       -- Employment Agreement between the Company and Richard H.
                            Shuyler.
         [++]10.23       -- Employment Agreement between the Company and James T.
                            Matheny.
            +10.26       -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
          ***10.52       -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendlerman.
          ***10.53       -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
     ***/****10.55       -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
           **10.56       -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.
           **10.58       -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
           **10.59       -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
           **10.60       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
           **10.61       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
           **10.62       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
           **10.63       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
           **10.64       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
           **10.65       -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
           **10.66       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.
           **10.67       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N507MC.
           **10.68       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
           **10.69       -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.

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
           ++10.108      -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
           ++10.109      -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
           ++10.110      -- Employment Agreement dated as of February 16, 1998
                            between the Company and Stephen C. Nevin.
        *****10.111      -- Form of Indenture, dated April 9, 1998, between the
                            Company and State Street Bank and Trust company, as
                            Trustee, relating to the 9 1/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
   ****/*****10.114      -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
   ****/*****10.115      -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
   ****/*****10.116      -- General Terms Agreement between the Company and General
                            Electric Company dated June 6, 1997.
       ******10.117      -- Form of Indenture, dated November 18, 1998, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 9 3/8% Senior Notes (with form
                            of Note attached as exhibit thereto).
          +++10.118      -- Employment Agreement dated June 22, 1998, between the
                            Company and Thomas G. Scott.
           ++21.1        -- Subsidiaries of the Registrant.
          +++24          -- Powers of Attorney (set forth on the signature page of
                            the Report).
          +++27          -- Financial Data Schedule.


---------------


    +++ Previously filed.



     ++ Incorporated by reference to the exhibits to the Company's Annual Report for 1997 on Form 10-K.


      + Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 33-90304).

   [++] Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 33-97892).

 [++++] Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-4 (No. 333-51819).

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized, on the second day of July, 1999.


                                            ATLAS AIR, INC.

                                            By:    /s/ STEPHEN C. NEVIN
                                              ----------------------------------
                                                       Stephen C. Nevin
                                                   Vice President-Finance,
                                                   Chief Financial Officer

                                                 Principal Accounting Officer



                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                          *                            Chairman of the Board of           July 2, 1999
-----------------------------------------------------    Directors, Chief Executive
                 Michael A. Chowdry                      Officer and President

                          *                            Executive Vice President --        July 2, 1999
-----------------------------------------------------    Strategic Planning, Treasurer
                 Richard H. Shuyler                      and Director

                          *                            Director                           July 2, 1999
-----------------------------------------------------
                    Berl Bernhard

                          *                            Director                           July 2, 1999
-----------------------------------------------------
                Lawrence W. Clarkson

                          *                            Director                           July 2, 1999
-----------------------------------------------------
                    David K.P. Li

                          *                            Director                           July 2, 1999
-----------------------------------------------------
                 David T. McLaughlin

                          *                            Director                           July 2, 1999
-----------------------------------------------------
                     Brian Rowe

              *By: /s/ STEPHEN C. NEVIN
  ------------------------------------------------
                  Stephen C. Nevin
                  Attorney-in-fact

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

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +3.2          -- Restated Certificate of Incorporation of the Company.
           +3.3          -- Amended and Restated By-Laws of the Company.
          +10.14         -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
          +10.15         -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
          +10.16         -- Atlas Air, Inc. Employee Stock Purchase Plan.
          +10.17         -- Atlas Air, Inc. Profit Sharing Plan.
          +10.18         -- Atlas Air, Inc. Retirement Plan.
       [++]10.19         -- Employment Agreement between the Company and Michael A.
                            Chowdry.
       [++]10.20         -- Employment Agreement between the Company and Richard H.
                            Shuyler.
       [++]10.23         -- Employment Agreement between the Company and James T.
                            Matheny.
          +10.26         -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
        ***10.52         -- Employment Agreement dated as of November 18, 1996
                            between the Company and R. Terrence Rendlerman.
        ***10.53         -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
   ***/****10.55         -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
         **10.56         -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.
         **10.58         -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
         **10.59         -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
         **10.60         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
         **10.61         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
         **10.62         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
         **10.63         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
         **10.64         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
         **10.65         -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
         **10.66         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.67         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N507MC.
         **10.68         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
         **10.69         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.
         **10.70         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
         **10.71         -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
         **10.72         -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto)
         **10.75         -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.
         **10.76         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
         **10.77         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
         **10.78         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
         **10.79         -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
         **10.80         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.
          *10.81         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
         **10.82         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.84         -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
         **10.85         -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997
    **/****10.86         -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
         **10.87         -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
         ++10.90         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.
         ++10.91         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
         ++10.92         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.
         ++10.93         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
         ++10.94         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
         ++10.95         -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
         ++10.96         -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
         ++10.97         -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
         ++10.98         -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
         ++10.99         -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
         ++10.100        -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         ++10.101        -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
         ++10.102        -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
         ++10.103        -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.
         ++10.104        -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
         ++10.105        -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
         ++10.106        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
         ++10.107        -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.
         ++10.108        -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
         ++10.109        -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
         ++10.110        -- Employment Agreement dated as of February 16, 1998
                            between the Company and Stephen C. Nevin.
      *****10.111        -- Form of Indenture, dated April 9, 1998, between the
                            Company and State Street Bank and Trust company, as
                            Trustee, relating to the 9 1/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
 ****/*****10.114        -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
 ****/*****10.115        -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
 ****/*****10.116        -- General Terms Agreement between the Company and General
                            Electric Company dated June 6, 1997.
     ******10.117        -- Form of Indenture, dated November 18, 1998, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 9 3/8% Senior Notes (with form
                            of Note attached as exhibit thereto).
        +++10.118        -- Employment Agreement dated June 22, 1998, between the
                            Company and Thomas G. Scott.
         ++21.1          -- Subsidiaries of the Registrant.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +++24            -- Powers of Attorney (set forth on the signature page of
                            the Report).
        +++27            -- Financial Data Schedule.


---------------


    +++ Previously filed.



     ++ Incorporated by reference to the exhibits to the Company's Annual Report for 1997 on Form 10-K.


      + Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 33-90304).

   [++] Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 33-97892).

 [++++] Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-4 (No. 333-51819).

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