Form 10-Q
period 1999-06-30
ATLAS AIR INC
filed 1999-08-13
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1999

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

                                   [ x ]   Yes         [   ]   No

As of August 2, 1999 the Registrant had 34,328,550 shares of $.01 par value Common Stock outstanding.


                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets-
             June 30, 1999 and December 31, 1998

          Consolidated Statements of Operations-
             Quarter and Six Months Ended June 30, 1999 and 1998

          Consolidated Statements of Cash Flows-
             Six Months Ended June 30, 1999 and 1998

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          Financial Data Schedule

          Signatures








                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                           June 30,      December 31,
                                             1999            1998
                                          (Unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents               $  312,290    $   449,627
   Short-term investments                      32,258         22,187
   Accounts receivable and other, net          86,766         86,234
        Total current assets                  431,314        558,048
Property and equipment:
   Flight equipment                         1,793,816      1,527,921
   Other                                       15,687         11,584
                                            1,809,503      1,539,505
   Less accumulated depreciation            (168,354)       (146,311)
         Net property and equipment         1,641,149      1,393,194
Other assets:
   Debt issuance costs, net of
    accumulated amortization of
    $11,247 and $10,413                        29,581         32,224
   Deposits and other                           3,176          5,403
                                               32,757         37,627
             Total assets                  $2,105,220     $1,988,869


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt       $   71,937    $   155,452
   Accounts payable and accrued expenses       97,014        100,051
   Income tax payable                             126          8,034
        Total current liabilities             169,077        263,537
Long-term debt, net of current portion      1,341,145      1,166,460
Other liabilities                             231,882        235,308
Deferred income tax payable                    46,932         39,674
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1 par value;
    10,000,000 shares authorized; no
    shares issued                                  --             --
   Common Stock, $0.01 par value;
    50,000,000 shares authorized;
    34,432,196 and 33,819,882 shares
    issued, respectively                          344            338
   Additional paid-in capital                 194,996        178,131
   Retained earnings                          124,477        108,892
   Deferred Compensation
    - Restricted Stock                          (606)             --
   Treasury Stock, at cost; 142,041 and
    164,403 shares, respectively              (3,027)         (3,471)
        Total stockholders' equity            316,184        283,890
          Total liabilities and
           stockholders' equity            $2,105,220     $1,988,869


  The accompanying notes are an integral part of these consolidated financial statements.


                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                Quarter Ended      Six Months Ended
                                   June 30,            June 30,
                                1999      1998      1999      1998
Revenues:
  Contract services           $135,025  $ 85,567  $270,403  $163,178
  Charters, scheduled
   services and other            3,543     2,383     6,004     4,406
     Total operating
      revenues                 138,568    87,950   276,407   167,584
Operating expenses:
  Flight crew salaries and      10,313     7,692    21,674    14,449
   benefits
  Other flight-related          10,791     5,458    21,620    11,977
   expenses
  Maintenance                   30,071    20,995    60,342    41,516
  Aircraft and engine
   rentals                      11,012       945    22,517     2,186
  Fuel and ground handling       4,377     1,745     7,452     3,747
  Depreciation and
   amortization                 16,824    13,007    35,991    25,237
  Other                         14,073     6,590    28,997    15,411
      Total operating
       expenses                 97,461    56,432   198,593   114,523
Operating income                41,107    31,518    77,814    53,061
Other income (expense):
  Interest income                4,121     2,931     8,695     4,592
  Interest expense            (23,996)  (18,410)  (48,884)  (33,185)
                              (19,875)  (15,479)  (40,189)  (28,593)
Income before income taxes      21,232    16,039    37,625    24,468
Provision for income taxes     (7,962)   (5,934)  (14,109)   (9,053)
Income before extraordinary
 item and cumulative effect
 of a change in accounting
 principle                      13,270    10,105    23,516    15,415

Extraordinary item:
 Loss from extinguishment of
  debt, net of applicable
  tax benefit of $3,872             --        --   (6,593)        --
Cumulative effect of a
change in accounting
principle:
Write-off of start-up costs,
  net of applicable tax
  benefit of $850                   --        --   (1,416)        --
Net income                    $ 13,270  $ 10,105  $ 15,507  $ 15,415

Basic earnings per share:
 Income before extraordinary
  item and cumulative effect
  of a change in accounting
  principle                   $   0.39  $   0.30  $   0.68  $   0.46
Extraordinary item                  --        --    (0.19)        --
Cumulative effect of a
 change in accounting
 principle                          --        --    (0.04)        --
   Net income                 $   0.39  $   0.30  $   0.45  $   0.46
Weighted average common
shares                          34,279    33,707    34,156    33,711

Diluted earnings per share:
 Income before extraordinary
  item and cumulative effect
  of a change in accounting
  principle                   $   0.38  $   0.30  $   0.68  $   0.46
Extraordinary item                  --        --    (0.19)        --
Cumulative effect of a
 change in accounting
 principle                          --        --    (0.04)        --
   Net income                 $   0.38  $   0.30  $   0.45  $   0.46
Weighted average common
shares                          34,570    33,896    34,449    33,865

 The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                              1999           1998
Operating activities:
Net income                                  $   15,507    $   15,415
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                35,991        25,411
   Amortization of debt issuance costs,
lease financing costs and other                  1,171         2,606
   Non-cash portion of extraordinary loss        2,491            --
   Write-off of start-up costs                   2,266            --
   Change in deferred income tax payable         7,258           756
   Changes in operating assets and
liabilities:
     Accounts receivable and other                (532)        8,487
     Deposits and other                          2,227           303
     Accounts payable and accrued expenses      (3,037)       (4,404)
     Income tax payable                         (7,908)        7,989

        Net cash provided by operating
activities                                      55,434        56,563

Investment activities:
Purchase of property and equipment            (246,244)     (153,554)
Purchase of short-term investments             (15,071)      (44,594)
Maturity of short-term investments               5,000       122,896
        Net cash used in investing
activities                                    (256,315)      (75,252)

Financing activities:
Issuance of Common Stock                        16,871         1,035
Purchase of Treasury Stock                        (775)       (2,632)
Issuance of Treasury Stock                         489           412
Net proceeds from debt issuance and lease
financing                                      177,074       195,408
Principal payments on notes payable           (129,444)      (15,468)
Debt issuance costs and deferred lease
costs                                             (671)      (27,900)
          Net cash provided by financing
activities                                      63,544       150,855

Net (decrease) increase in cash               (137,337)      132,166
Cash and cash equivalents at beginning of
period                                         449,627        41,334
Cash and cash equivalents at end of period  $  312,290    $  173,500


  The accompanying notes are an integral part of these consolidated financial statements.


                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Atlas") as of June 30, 1999 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1998 audited financial statements included in its Annual Report on Form 10-K.

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

     In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. In accordance with SOP 98-5, initial application should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. During 1998, the Company deferred certain start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into its fleet. This statement was adopted in the first quarter of 1999 and the net-of-tax effect of its application was a one-time charge of approximately $1.4 million. In 1999, the Company expects to continue to incur costs associated with the introduction of additional new Boeing 747-400 freighter aircraft into its fleet and will expense these costs as incurred.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for years beginning after June 15, 2000 and may be implemented as of the beginning of any fiscal quarter after June 15, 1998. The Company has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No.133 could increase volatility in earnings and other comprehensive income.

4.   Short-Term Investments

      The unused proceeds from the Company's financings and the return of pre-delivery deposits by Boeing were invested in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of June 30, 1999 (in thousands):

                                         Gross       Gross     (Amorti-
                           Aggregate  Unrealized  Unrealized    zation)
        Security Type     Fair Value    Holding     Holding    Accretion
                                         Gains      Losses

    Included in cash  and
    cash equivalents:
      Commercial Paper     $   96,948 $       --   $       12 $       74
      Corporate Bonds          16,475          --          --          --
         Market   Auction     133,550          --          --          --
    Preferreds
         Totals            $  246,973 $       --   $       12 $       74

    Included  in   short-
    term investments:
           U.S.Government
    Agencies              $   14,998  $       --  $        2  $       --
         Market   Auction
    Preferreds                17,000          --          --          --
         Totals           $   31,998  $       --  $        2  $       --

In  addition, accrued interest on cash equivalents and short-term
investments   at  June  30,  1999  was  approximately   $470,000.
Interest earned on these investments and related maturities are reinvested in similar securities.

5.   Commitments and Contingencies

     In June 1997, the Company entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from GE, with options to purchase up to 10 additional 747-400 aircraft. The Company arranged leveraged lease financing for four 747-400 freighter aircraft and debt financing for one 747-400 freighter aircraft that were delivered in 1998. In April 1999, the Company arranged Enhanced Equipment Trust Certificates debt financing ("1999 EETCs") for the remaining five aircraft, four of which have been or will be delivered in 1999, and one in 2000. The 1999 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that the Company draws upon the proceeds to take delivery and ownership of an aircraft. In February 1999, the Company exercised options for two additional 747-400 freighter aircraft, which are currently scheduled for delivery in 2000. The Company has not yet arranged financing for those two aircraft. The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, the Company expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $162.3 million, which was paid as of June 30, 1998. There were approximately $120.0 million of pre-delivery deposits outstanding at June 30, 1999 which were included in flight equipment. Upon each delivery, Boeing refunds to the Company the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of June 30, 1999, there was $160.3 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.06%.

     In November 1998, the Company entered into a contract with Boeing to re-engine the only two Pratt & Whitney ("P&W") powered aircraft in its fleet from P&W engines to GE engines, in order to improve the performance of the aircraft and to improve the standardization of its fleet. The Company acquired the GE engines and other parts required for such re-engineing from a third party. The Company believes that these re-engineing efforts will have no material financial impact due to the recent sale of the P&W engines, coupled with the value derived from the unused parts associated with the acquisition. The first re-engined aircraft was returned to the Company in June 1999. The Company expects the second re-engined aircraft to be returned in the third quarter of 1999. On a prospective basis, and as a result of these re-engineing efforts, the Company expects to incur lower maintenance costs related to these two aircraft compared to the costs it has experienced to date.

     In January 1999, the Company purchased a Boeing Business Jet ("BBJ") from Boeing for approximately $32 million and immediately delivered the BBJ to a third party for installation of the interior business configuration. Shortly thereafter, the Company entered into a sale-leaseback transaction with GE Capital to finance the BBJ. This aircraft will be used to transport the Company's executives on business trips throughout the world. The Company's Chairman, President and CEO has agreed to share in the acquisition costs and capital improvement costs of the BBJ.

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

     In April 1999, the Company received notification from the National Mediation Board ("NMB") that Atlas' crew members voted for representation by the Air Line Pilots Association ("ALPA"). The Company expects its labor costs to decline initially since its profit sharing plan (the "Plan") excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, the Company filed an action in the United States District Court for the District of Columbia seeking a declaratory judgment confirming, inter alia, the enforceability of the Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. The Company believes ALPA's claim to be without merit and intends to vigorously defend against the counterclaim.

     In March 1997, Air Support International, Inc. ("ASI") filed a complaint against the Company in the U.S. District Court, Eastern District of New York alleging actual and punitive damages of approximately $13.5 million arising from the Company's refusal to pay commissions which ASI claims it is owed for allegedly arranging certain ACMI Contracts. On June 15, 1999, the Court granted the Company's request for summary judgment to dismiss the most substantial of ASI's claims. Additionally, the Court granted a motion by ASI for summary judgment on one claim of approximately $500,000, plus interest, for which the Company had previously reserved. As a result of the Court's recent findings, ASI's alleged claims have been reduced to approximately $1.3 million. ASI's claim for punitive damages was dismissed in earlier proceedings. The Company intends to vigorously defend against the remaining ASI claims.

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

Results of Operations

      We provide airport-to-airport cargo transportation services throughout the world to major international air carriers generally under three- to five-year fixed-rate contracts which typically require that we supply aircraft, crew, maintenance and insurance (the "ACMI Contracts"). The cargo operations of our airline customers are seasonal in nature, with peak activity occurring traditionally in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with us, and are expected to continue to do so in the future. As a result, our revenues typically decline in the first quarter of the year as our contractual aircraft utilization level temporarily decreases. We seek to schedule, to the extent possible, our major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

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

      The table below sets forth selected financial and operating data for the first and second quarters of 1999 and 1998 (dollars in thousands).

                                                        1999
                                 Cumu-             2nd         1st
                                lative           Quarter     Quarter

Total operating revenues        $276,407          $138,568    $137,839
Operating expenses               198,593            97,461     101,132
Operating income                  77,814            41,107      36,707
Other income (expense)           (40,189)         (19,875)    (20,314)
Net income                        15,507  (1)      13,270        2,237
Block hours                       47,792            23,861      23,931
Average aircraft operated           27.7              28.4        27.0
Operating margin                   28.2%             29.7%       26.6%

                                                        1998
                                 Cumu-             2nd         1st
                                Lative           Quarter     Quarter

Total operating revenues        $167,584          $87,950      $79,634
Operating expenses               114,523           56,432       58,091
Operating income                  53,061           31,518       21,543
Other income (expense)           (28,593)         (15,479)    (13,114)
Net income                        15,415  (1)      10,105        5,310
Block hours                       32,216           16,828       15,388
Average aircraft operated           17.3             17.7         17.0
Operating margin                   31.7%            35.8%        27.1%

__
(1) After extraordinary item and cumulative effect of a change in accounting principle.

Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended June 30, 1999 increased to $138.6 million from $88.0 million for the same period in 1998, or approximately 58%. This reflected the increase in the average number of aircraft in our fleet during the second quarter of 1999, to 28.4 aircraft compared to 17.7 during the same period in 1998, or an increase of approximately 60%. Total block hours for the second quarter of 1999 were 23,861 compared to 16,828 for the same period in 1998, an increase of approximately 42%, principally reflecting the increase in the average number of aircraft in our fleet, somewhat offset by the impact of two aircraft out of service which were being re-engined for most of the second quarter of 1999. Revenue per block hour increased by approximately 11% to $5,807 for the second quarter of 1999 compared to $5,226 for the second quarter of 1998. This was substantially due to the increase in the number of 747-400 freighter aircraft in our fleet and the increase in the volume of charter operations period over period, for which the rate per block hour was higher in order to offset additional operating costs borne by us under such arrangements. Charter operations are performed on an ad hoc basis and are dependent upon surplus availability of our aircraft and customer demand. Additionally, the revenue per block hour for the 747-400 aircraft in the second quarter of 1999 was higher than that for the 747-200 aircraft, reflecting the higher pricing structure of the 747-400 customer contracts.

      Our operating results improved by approximately 30% from a $31.5 million operating profit for the second quarter of 1998 to an operating profit of $41.1 million for the second quarter of 1999. Results of operations were favorably impacted by the substantial increase in the size of our fleet and the newer 747-400 freighter aircraft, slightly offset by the higher percentage of leased aircraft compared to owned aircraft in our fleet period over period. Net income of $10.1 million for the second quarter of 1998 increased by approximately 31% to a net income of $13.3 million for the second quarter of 1999.

      Total operating revenues for the six months ended June 30, 1999 increased to $276.4 million from $167.6 million for the same period in 1998, or approximately 65%. This reflected the increase in the average number of aircraft in our fleet during the first half of 1999, to 27.7 aircraft compared to 17.3 during the same period in 1998, an increase of approximately 60%. Total block hours for the first half of 1999 were 47,792 compared to 32,216 for the same period in 1998, an increase of approximately 48%, principally reflecting higher utilization per average aircraft period over period. Revenue per block hour increased by approximately 11% to $5,784 for the first six months of 1999 compared to $5,202 for the same period in 1998. This was substantially due to the increase in the number of 747-400 freighter aircraft in our fleet and the increase in the volume of charter operations period over period, as discussed above.

      Our operating results improved by approximately 47% from a $53.1 million operating profit for the first six months of 1998 to an operating profit of $77.8 million for the first six months of 1999. Results of operations were favorably impacted by the increase in 747-400 freighter aircraft in our fleet, partially offset by the increase in leased aircraft compared to owned aircraft. Net income of $15.4 million for the first half of 1998 increased by 1% to a net income of $15.5 million for the first half of 1999. In the first quarter of 1999, we recorded an extraordinary charge from the extinguishment of the $100 million 12 1/4% Senior Notes and a one-time charge associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as required by SOP 98-5 (as defined). Net income before extraordinary item and cumulative effect of a change in accounting principle for the first half of 1999 was $23.5 million, or an increase of approximately 53% compared to the first half of 1998.

Operating Expenses

       Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

      Flight crew salaries and benefits include all such expenses for our pilot work force. Flight crew salaries and benefits increased to $10.3 million in the second quarter of 1999 compared to $7.7 million in the same period of 1998, or approximately 34%, principally reflecting the increase in the size of our fleet quarter over quarter. On a block hour basis, this expense decreased by approximately 5% to $432 per hour for the second quarter of 1999 from $457 per hour for the same period in 1998. For the first six months of 1999, actual expense increased by approximately 50%, from $14.4 million to $21.7 million, primarily due to the increase in the size of our fleet period over period. On a block hour basis, this expense increased to $454 per hour from $449 per hour for the same period in 1998, or approximately 1%.

      Other flight-related expenses include aircraft hull and liability insurance, crew travel and meal expenses, initial and recurrent crew training costs and other expenses necessary to conduct our flight operations.

      Other flight-related expenses increased to $10.8 million in the second quarter of 1999 compared to $5.5 million for the same period of 1998, and to $21.6 million in the six months ended June 30, 1999 compared to $12.0 million in the six months ended June 30, 1998, or approximately 98% and 81%, respectively. On a block hour basis, other flight-related expenses increased by approximately 40% to $452 per hour for the second quarter of 1999 compared to $324 per hour for the same period in 1998, and by approximately 22% to $452 per hour for the six months ended June 30, 1999 compared to $372 per hour for the same period in 1998. These increases were primarily due to the impact of added training and travel costs associated with the introduction of the five new 747-400 freighter aircraft into our fleet in the second half of 1998 and preparation for the five additional new 747-400 freighter aircraft remaining to be delivered in 1999 and 2000.

      Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In January 1995, we contracted with KLM for a significant part of our regular maintenance operations and support on a fixed cost per flight hour basis. Effective October 1996, certain additional aircraft engines were accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a 10-year maintenance agreement. During 1998, we entered into separate long-term contracts with Lufthansa Technik for the airframe maintenance and with GE for the engine maintenance of the 747-400 freighter aircraft, effective with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998.

     Maintenance expense increased to $30.1 million in the second quarter of 1999 from $21.0 million in the same period of 1998, and to $60.3 million in the six months ended June 30, 1999 from $41.5 million in the six months ended June 30, 1998, or approximately 43% and 45%, respectively, primarily due to the increased size of our fleet. On a block hour basis, maintenance expense increased by approximately 1% quarter over quarter and decreased by approximately 2% for the first half of 1999 compared to the year-earlier period.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

     Aircraft and engine rentals were $11.0 million in the second quarter of 1999 compared to $0.9 million in the same period of 1998, and were $22.5 million in the first half of 1999 compared to $2.2 million in the first half of 1998, or an increase of approximately 1065% and 930%, respectively. The quarter and six-month increases were due to the additional leasing of four new 747-400 freighter aircraft.

      Because of the nature of our ACMI Contracts, our airline customers bear all other operating expenses. As a result, we do not incur fuel and ground handling expenses except when we operate on our own behalf either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services include both the direct cost of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI Contract services include the costs associated with servicing our aircraft at the various airports to which we operate.

      Fuel and ground handling costs increased by approximately 151% to $4.4 million for the second quarter of 1999 from $1.7 million for the second quarter of 1998, and increased by approximately 99% to $7.5 million for the first half of 1999 from $3.7 million for the first half of 1998. The quarter over quarter and six-month year over year increases were primarily due to increased charter activity.

      Depreciation and amortization expense includes depreciation
on   aircraft,  spare  parts  and  ground  equipment,   and   the
amortization of capitalized major aircraft maintenance and engine overhauls.

      Depreciation and amortization expense increased to $16.8 million in the second quarter of 1999 from $13.0 million in the same period of 1998, and to $36.0 million in the first half of 1999 from $25.2 million in the year-earlier period, or approximately 29% and 43%, respectively. These increases reflect the increase in owned aircraft, engines and spare parts for the second quarter of 1999 and the first half of 1999 over the same periods in 1998. In addition, there was an increase in spare parts associated with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998.

      Other operating expenses include salaries, wages, benefits,
travel   and  meal  expenses  for  non-crew  members  and   other
miscellaneous operating costs.

      Other operating expenses increased to $14.1 million in the second quarter of 1999 from $6.6 million in the same period of 1998, and to $29.0 million for the first half of 1999 from $15.4 million for the same period of 1998, or approximately 114% and 88%, respectively. On a block hour basis, these expenses increased to $590 per hour in the second quarter of 1999 from
$392 per hour in the same period of 1998, and to $607 per hour for the first half of 1999 from $478 per hour in the same period of 1998, or approximately 51% and 27%, respectively. These increases in cost from the prior year periods were due primarily to additional personnel and other resources required for the expansion of our fleet and operations.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $4.1 million in the second quarter of 1999 from $2.9 million in the same period of 1998, and to $8.7 million for the first six months of 1999 from $4.6 million for the first six months of 1998, primarily due to the investment of proceeds from our issuance of $175 million of 9 1/4% Senior Notes in April 1998, $150 million of 9 3/8% Senior Notes in November 1998 and the return of deposits and proceeds from financing the 747-400 freighter aircraft deliveries in the second half of 1998 and thus far in 1999. Interest expense increased to $24.0 million in the second quarter of 1999 from $18.4 million in the same period of 1998, and to $48.9 million in the first half of 1999 from $33.2 million in the year-earlier period, or approximately 30% and 47%, respectively. These increases also resulted from the financing associated with the purchase of five additional aircraft in the second half of 1998 and the issuance of 9 1/4% Senior Notes in April 1998 and $150 million of 9 3/8% Senior Notes in November 1998.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued for taxes at the rate of 37.5% during the second quarter and first half of 1999 and 37.0% during the second quarter and first half of 1998. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of our tax provision in these periods is deferred.

Liquidity and Capital Resources

      At  June  30,  1999,  we had cash and cash  equivalents  of approximately $312.3 million, short-term investments of approximately $32.3 million and working capital of approximately $262.2 million. During the first half of 1999, cash and cash equivalents decreased approximately $137.3 million, primarily reflecting the purchase of flight and other equipment of $246.2 million, purchase of short-term investments of $10.1 million (net of maturities), principal reductions of indebtedness of $129.4 million, debt issuance costs of $0.7 million and purchases of treasury stock (net of proceeds from issuance) of $0.3 million; partially offset by cash provided from operations of $55.4 million, proceeds from equipment financings of $177.1 million and net proceeds from the issuance of common stock of $16.9 million. Our overall borrowing level increased to $1.4 billion at June 30, 1999 from $1.3 billion at December 31, 1998.

     In June 1997, we entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from GE, with options to purchase up to 10 additional 747-400 aircraft. We arranged leveraged lease financing for four 747-400 freighter aircraft and debt financing for one 747-400 freighter aircraft delivered in 1998. In April 1999, we arranged EETC debt financing for the remaining five aircraft, four of which have been or will be delivered in 1999, and one in 2000. See discussions of 1999 EETCs below. In February 1999, we exercised options for two additional 747-400 freighter aircraft, which are currently scheduled for delivery in 2000. We have not yet arranged financing for those two aircraft. The Boeing Purchase Agreement requires that we pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, we expect the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $162.3 million, which was paid as of June 30, 1998. There were approximately $120.0 million of pre-delivery deposits outstanding at June 30, 1999 which were included in flight equipment. Upon each delivery, Boeing refunds us the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which we accrue and pay interest quarterly at 6-month LIBOR, plus 2.0%. As of June 30, 1999, there was $160.3 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.06%.

     In November 1998, we entered into a contract with Boeing to re-engine the only two Pratt & Whitney ("P&W") powered aircraft in our fleet from P&W engines to GE engines, in order to improve the performance of the aircraft and to improve the standardization of our fleet. We acquired the GE engines and other parts required for such re-engineing from a third party. We believe that these re-engineing efforts will have no material financial impact due to the recent sale of the P&W engines, coupled with the value derived from the unused parts associated with the acquisition. The first re-engined aircraft was returned to us in June 1999. We expect the second re-engined aircraft to be returned in the third quarter of 1999. On a prospective basis, and as a result of these re-engineing efforts, we expect to incur lower maintenance costs related to these two aircraft compared to the costs we have experienced to date.

     In January 1999, we announced a 3-for-2 stock split in the form of a stock dividend to stockholders of record at the close of business on January 25, 1999. The new shares were delivered on February 8, 1999. The share data and earnings per share data for all periods presented in these consolidated financial statements have been restated to reflect the stock split.

     In January 1999, we purchased a Boeing Business Jet ("BBJ") from Boeing for approximately $32 million and immediately delivered the BBJ to a third party for installation of the interior business configuration. Shortly thereafter, we entered into a sale-leaseback transaction with GE Capital to finance the BBJ. This aircraft will be used to transport our executives on business trips throughout the world. Our Chairman, President and CEO has agreed to share in the acquisition costs and capital improvement costs of the BBJ.

      In January 1999, we used a portion of the proceeds from the previous issuance of $150 million of 9 3/8% Senior Notes to redeem at 108% all of our $100 million of 12 1/4% Equipment Notes due 2002. We recorded an approximate $6.6 million one-time extraordinary charge from the extinguishment of debt, which is net of an applicable tax benefit of approximately $3.9 million, in the first quarter of 1999 associated with this redemption. The extinguishment of this debt eliminated liens on three 747-200 freighter aircraft.

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

     In April 1999, we completed an offering of $543.6 million Enhanced Equipment Trust Certificates ("1999 EETCs"), which represented a substantial portion of the $650 million Shelf Registration. The 1999 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and a portion of the proceeds was used in the second and third quarters of 1999 to finance, through secured debt financings, the debt portion of the acquisition cost of three new 747-400 freighter aircraft from Boeing. In connection with these secured debt financings, we executed equipment notes in the aggregate amount of $325.1 million, with a weighted average interest rate of 7.6%. The remaining proceeds from the 1999 EETCs will be used to finance (through either leveraged leases or secured debt financings) the debt portion of the acquisition cost of two of the remaining five firm new 747-400 freighter aircraft from Boeing scheduled to be delivered to us in 1999 and 2000. In connection therewith, we intend to seek certain owner participants who will commit lease equity financing to be used in leveraged leases of such aircraft.

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

      From time to time we engage in discussions with third parties regarding the possible acquisition or sale of aircraft in our fleet. We are currently in discussions with third parties for the possible acquisition and sale of additional aircraft for 1999 and beyond.

      We believe that cash on hand and the cash flow generated from our operations, combined with the proceeds of the $175 million of 9 1/4% Senior Notes, the $543.6 million of 1999 EETCs and the $150 million of 9 3/8% Senior Notes, will be sufficient to meet our normal ongoing liquidity needs for the next twelve months.

Year 2000

     We have performed a review of our internal information systems for Year 2000 ("Y2K") automation problems through a company-wide effort, assisted by Y2K experienced consultants, to address internal Y2K system issues and, jointly with industry trade groups, issues related to key business partners which are common to other air carriers. As a result, we do not anticipate that Y2K compliance will have a material financial impact. We have completed an inventory of our computer network environment and an assessment of the effort involved to bring our internal computer system environment to full Y2K compliance. Due to our relatively modern systems, advanced client server, development and data base architecture, and our partial reliance on vendor representations regarding Y2K compliant third-party systems, related remediation efforts are believed to be minimal and achievable. Third-party hardware and software used by us are, for the most part, Y2K compliant; those that are not compliant are expected to become compliant by the end of the third quarter of 1999. Initial review of our 747-200 and 747-400 aircraft computer systems indicate that most all of the systems are compliant, and those that are not compliant are being addressed by Boeing sub-contractors. Boeing has performed flight and ground testing of its 747-200 and 747-400 aircraft and has concluded that there are no flight safety issues related to the Y2K date rollover related to our aircraft. We have developed contingency plans for all the systems that are critical to our operations. These contingency plans are designed to reduce the likelihood that our operations will be interrupted by Y2K related issues. We have reviewed the status of key supplier/business partner Y2K compliance efforts. While we believe we are taking all appropriate steps to assure our Y2K compliance, we are dependent on key supplier/business partner compliance to some extent. As of July 31, 1999, we are seeking alternate supplier/business partners in circumstances whereby existing supplier/business partners were not Y2K compliant.

     Common to all airlines is the state of Y2K readiness of airports. The results of a study undertaken by the Air Transport Association to determine the process which domestic airports are using to achieve Y2K compliance indicates that most domestic airports used by us have made substantial progress towards being Y2K compliant. A similar project undertaken by the International Air Transport Association indicates that although some international airports have made progress towards Y2K compliance in recent months, most airports used by us are behind schedule. We are diligently working in conjunction with regulatory agencies, governing authorities, and customer airlines to ensure that the most current information is available to us and contingency plans are in place.

     All company-controllable systems have been Y2K tested and are compliant as of July 31, 1999. Third-party and supplier/business partner systems have been fully addressed in the form of compliance remediation, plans for timely remediation, or contingency plans. The Y2K problem is pervasive and complex, as virtually every global computer operation will be affected in some way. Consequently, no assurance can be given that all company-used third-party systems and suppliers/business partners can achieve Y2K compliance. We expect that the costs incurred to become Y2K compliant will not exceed $300,000.

Forward-looking Information

     Certain statements included or incorporated by reference in this Form 10-Q constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 2lE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future
results,   levels   of  activity,  performance  or   achievements
expressed or implied by such forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or
"continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in our Annual Report on Form 10-K for December 31, 1998.

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


                ATLAS AIR, INC. AND SUBSIDIARIES




                   PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


     In March 1997, Air Support International, Inc. ("ASI") filed a complaint against us in the U.S. District Court, Eastern District of New York alleging actual and punitive damages of approximately $13.5 million arising from our refusal to pay commissions which ASI claims it is owed for allegedly arranging certain ACMI Contracts. On June 15, 1999, the Court granted our request for summary judgment to dismiss the most substantial of ASI's claims. Additionally, the Court granted a motion by ASI for summary judgment on one claim of approximately $500,000, plus interest, for which we had previously reserved. As a result of the Court's recent findings, ASI's alleged claims have been reduced to approximately $1.3 million. ASI's claim for punitive damages was dismissed in earlier proceedings. We intend to vigorously defend against the remaining ASI claims.

     In April 1999, we received notification from the National Mediation Board ("NMB") that our crew members have voted to be represented by the Air Line Pilots Association ("ALPA"). We expect our labor costs to decline initially since our profit sharing plan (the "Plan") excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, we filed an action in the United States District Court for the District of Columbia seeking a declaratory judgment confirming, inter alia, the enforceability of the Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from our Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. We believe ALPA's claim to be without merit and intend to vigorously defend against the counterclaim.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


a.        Exhibits

               Financial Data Schedule

b.        Reports filed on Form 8-K

               Report on Form 8-K dated April 26, 1999, regarding notification received from the National Mediation
               Board that our pilots voted to be represented by the Air Line Pilots Association (ALPA).

               Report on Form 8-K dated April 13, 1999, regarding the 1999 EETCs financing.

               Report on Form 8-K dated January 26, 1999, regarding the $650 million Shelf Registration.


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ATLAS AIR, INC.
                          (Registrant)




Date:  August 13, 1999        By:  /s/ Stephen C. Nevin
                                   Stephen C. Nevin
                                   Vice President and Chief
                                   Financial Officer
                                   Principal Accounting Officer