Form 10-Q
period 1999-09-30
ATLAS AIR INC
filed 1999-11-02
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended September 30, 1999

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

                                   [ x ]   Yes         [   ]   No

As  of  October 25, 1999 the Registrant had 34,341,170 shares  of
$.01 par value Common Stock outstanding.

                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets-
             September 30, 1999 and December 31, 1998

          Consolidated Statements of Operations-
             Quarter and Nine Months Ended September 30, 1999
             and 1998

          Consolidated Statements of Cash Flows-
             Nine Months Ended September 30, 1999 and 1998

          Notes to Consolidated Financial Statements
Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule

          Signatures



                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                        September 30,    December 31,
                                            1999             1998
                                         (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents             $    345,677   $     449,627
   Short-term investments                     102,665          22,187
   Accounts receivable and other, net          70,315          86,234
        Total current assets                  518,657         558,048
Property and equipment:
   Flight equipment                         1,735,643       1,527,921
   Other                                       16,395          11,584
                                            1,752,038       1,539,505
   Less accumulated depreciation            (188,071)        (146,311)
         Net property and equipment         1,563,967       1,393,194
Other assets:
 Debt issuance costs,net of
  accumulated amortization  of
  $12,755 and $10,413                          28,476          32,224
   Deposits and other                           3,408           5,403
                                               31,884          37,627
             Total assets                  $2,114,508      $1,988,869


                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt     $     76,390   $     155,452
   Accounts payable and accrued
    expenses                                  103,191         100,051
   Income tax payable                           5,955           8,034
        Total current liabilities             185,536         263,537
Long-term debt, net of current portion      1,321,772       1,166,460
Other liabilities                             227,216         235,308
Deferred income tax payable                    48,751          39,674
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1 par value;
    10,000,000 shares authorized;
    no shares issued                               --              --
  Common Stock, $0.01 par value;
   50,000,000 shares authorized;
   34,460,946 and 33,819,882 shares
   issued, respectively                           345             338
  Additional paid-in capital                  195,605         178,131
  Retained earnings                           138,588         108,892
  Deferred Compensation -
   Restricted Stock                             (496)              --
   Treasury Stock, at cost;
    132,409 and 164,403 shares,
    respectively                              (2,809)          (3,471)
       Total stockholders' equity             331,233         283,890
            Total liabilities and
             stockholders' equity          $2,114,508      $1,988,869


  The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                Quarter Ended     Nine Months Ended
                                September 30,       September 30,
                                1999      1998      1999      1998
Revenues:
  Contract services           $154,807  $ 98,027  $425,210  $261,205
  Charters, scheduled
   services and other            7,089    11,162    13,093    15,568
    Total operating revenues   161,896   109,189   438,303   276,773
Operating expenses:
  Flight crew salaries and
   benefits                     11,959     9,661    33,633    24,110
  Other flight-related
   expenses                     15,071     9,116    36,691    21,093
  Maintenance                   30,525    23,869    90,867    65,385
  Aircraft and engine
   rentals                      11,925     3,977    34,442     6,163
  Fuel and ground handling       7,132     2,570    14,584     6,317
  Depreciation and
   amortization                 20,593    15,600    56,584    40,837
  Other                         16,522     8,680    45,519    24,091
    Total operating expenses   113,727    73,473   312,320   187,996
Operating income                48,169    35,716   125,983    88,777
Other income (expense):
  Interest income                4,926     3,229    13,621     7,821
  Interest expense            (30,546)  (18,707)  (79,430)  (51,892)
                              (25,620)  (15,478)  (65,809)  (44,071)
Income before income taxes      22,549    20,238    60,174    44,706
Provision for income taxes     (8,456)   (7,493)  (22,565)  (16,546)
Income before extraordinary
item and cumulative effect
of a change in accounting
principle                       14,093    12,745    37,609    28,160

Extraordinary item:
  Loss from extinguishment
  of debt, net of applicable
  tax benefit of $3,872             --        --   (6,593)        --
Cumulative effect of a
change in accounting
principle:
  Write-off of start-up
  costs, net of applicable
  tax benefit of $850               --        --   (1,416)        --
Net income                    $ 14,093  $ 12,745  $ 29,600  $ 28,160

Basic earnings per share:
Income before extraordinary
item and cumulative effect
of a change in accounting
principle                     $   0.41  $   0.38  $   1.10  $   0.84
  Extraordinary item                --        --    (0.19)        --
  Cumulative effect of a
  change in accounting
  principle                         --        --    (0.04)        --
     Net income               $   0.41  $   0.38  $   0.87  $   0.84
Weighted average common
shares                        34,322    33,647    34,212    33,690

Diluted earnings per share:
Income before extraordinary
item and cumulative effect
of a change in accounting
principle                     $   0.41  $   0.38  $   1.09  $   0.83
  Extraordinary item                --        --    (0.19)        --
  Cumulative effect of a
  change in accounting
  principle                         --        --    (0.04)        --
     Net income               $   0.41  $   0.38  $   0.86  $   0.83
Weighted average common
shares                        34,613    33,801    34,503    33,844

 The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                         Nine Months Ended
                                           September 30,
                                        1999          1998
Operating activities:
Net income                           $   29,600    $   28,160
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation and amortization           56,584        40,984
  Amortization of debt issuance
   costs, lease financing costs
   and other                               1,489         3,739
  Non-cash portion of                                       --
   extraordinary loss                      2,491
  Write-off of start-up costs              2,266            --
  Change in deferred income tax                          7,917
payable                                    9,077
  Changes in operating assets and
liabilities:
    Accounts receivable and other         15,919       (9,406)
    Deposits and other                     1,995           610
    Accounts payable and accrued
     expenses                              3,140       (5,245)
    Income tax payable                   (2,079)         8,270

       Net cash provided by
        operating activities             120,482        75,029

Investment activities:
Purchase of property and equipment     (344,196)     (260,627)
Purchase of short-term investments      (95,478)     (206,029)
Maturity of short-term investments        15,000       217,664
       Net cash used in investing
        activities                     (424,674)     (248,992)

Financing activities:
Issuance of Common Stock                  17,481         1,195
Purchase of Treasury Stock                 (775)       (3,894)
Issuance of Treasury Stock                   725           597
Net proceeds from debt issuance and
 lease financing                         436,713       361,091
Principal payments on notes payable    (252,828)      (66,871)
Debt issuance costs and deferred
 lease costs                             (1,074)       (6,138)
       Net cash provided by
        financing activities             200,242       285,980

Net (decrease) increase in cash        (103,950)       112,017
Cash and cash equivalents at
 beginning of period                     449,627        41,334
Cash and cash equivalents at end of
 period                               $  345,677    $  153,351


     The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Atlas") as of September 30, 1999 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1998 audited financial statements included in its Annual Report on Form 10-K.

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

     In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. In accordance with SOP 98-5, initial application should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. During 1998, the Company deferred certain start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into its fleet. This statement was adopted in the first quarter of 1999 and the net-of-tax effect of its application was a one-time charge of approximately $1.4 million. In 1999, the Company continues to incur costs associated with the introduction of additional new Boeing 747-400 freighter aircraft into its fleet and expenses these costs as incurred.

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

4.   Short-Term Investments

      The Company invests excess cash in part in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of September 30, 1999 (in thousands):

                                    Gross       Gross
                                 Unrealized  Unrealized    (Amorti-
                     Aggregate     Holding     Holding      zation)
   Security Type    Fair Value      Gains      Losses      Accretion

Included in cash
 and cash
 equivalents:
  Commercial Paper  $    88,199  $        -- $         9  $      113
  Corporate Bonds        34,700           --          --          --
  Corporate Notes        82,500
  Market Auction
   Preferreds            35,400           --          --          --
     Totals          $  240,799  $        -- $         9  $      113


Included in  short-
term investments:
  U.S. Government
   Agencies         $    14,898  $        -- $       102  $       --
  Market Auction
   Preferreds            17,000                       --          --
  Zero Coupon
   Bonds                  1,586                        9           8
  Corporate Bonds        28,106                      103         (23)
  Corporate Notes        23,471                       97          (8)
  Euro Bonds             14,859                       84          (5)
  Taxable Auction
   Securities               800           --          --          --
     Totals         $   100,720  $        -- $       395  $      (28)

In addition, accrued interest on cash equivalents and short-term investments at September 30, 1999 was approximately $2.1 million.
Interest earned on these investments and related maturities are reinvested in similar securities.

5.   Commitments and Contingencies

     In June 1997, the Company entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from GE, with options to purchase up to 10 additional 747-400 aircraft. The Company arranged leveraged lease financing for four 747-400 freighter aircraft and debt financing for one 747-400 freighter aircraft that were delivered in 1998. In April 1999, the Company arranged Enhanced Equipment Trust Certificates debt financing ("1999 EETCs") for the remaining five aircraft, four of which were delivered in 1999, and one which is to be delivered in 2000. The 1999 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that the Company draws upon the proceeds to take delivery and ownership of an aircraft. In February 1999, the Company exercised options for two additional 747-400 freighter aircraft, which are currently scheduled for delivery in 2000. The Company has not yet arranged financing for those two aircraft. The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, the Company expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $55.5 million for the remaining three firm aircraft, which was paid as of September 30, 1999 and included in flight equipment. Upon each delivery, Boeing refunds to the Company the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of September 30, 1999, there was $112.7 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.25%.

     In November 1998, the Company entered into a contract with Boeing to re-engine the only two Pratt & Whitney ("P&W") powered aircraft in its fleet from P&W engines to GE engines, in order to improve the performance of the aircraft and to improve the standardization of its fleet. The Company acquired the GE engines and other parts required for such re-engineing from a third party. These re-engineing efforts had no material financial impact due to the sale of the removed P&W engines, coupled with the value derived from the unused parts associated with the acquisition. The first re-engined aircraft was re-delivered to the Company in June 1999 and the second re-engined aircraft was re-delivered to the Company in August 1999. On a prospective basis, and as a result of these re-engineing efforts, the Company expects to incur lower maintenance costs related to these two aircraft compared to the costs it has experienced to date.

     In January 1999, the Company purchased a Boeing Business Jet ("BBJ") from Boeing for approximately $32 million and immediately delivered the BBJ to a third party for installation of the interior business configuration. Shortly thereafter, the Company entered into a sale-leaseback transaction with GE Capital to finance the BBJ. This aircraft will be used to transport the Company's executives on business trips throughout the world. The Company's Chairman, President and CEO has agreed to share in the acquisition costs and capital improvement costs of the BBJ (see
Note 7).

     In September 1999, the Company entered into a sale-leaseback transaction for one of its 747-400 aircraft. The net book value of this aircraft and the related debt were removed from the balance sheet.

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and will be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Two of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $1.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Thirteen aircraft of the 747-200 fleet have already undergone the major portion of such modifications. The remaining ten 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives at their respective delivery dates. On December 3, 1998, the FAA issued a Directive ordering Boeing 747 operators to change fuel pump procedures to prevent dry tank operation that could result in ignition of the center fuel or horizontal stabilizer tanks. Compliance with this Directive may adversely impact the Company's customers' operating costs and schedules. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

     In April 1999, the Company received notification from the National Mediation Board ("NMB") that Atlas' crew members voted for representation by the Air Line Pilots Association ("ALPA"). The Company expects its labor costs to decline initially since its profit sharing plan (the "Plan") excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, the Company filed an action in the United States District Court for the District of Columbia seeking a declaratory judgment confirming, inter alia, the enforceability of the Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. The Company believes ALPA's claim to be without merit and intends to vigorously defend against the counterclaim (see Note 7).

     In March 1997, Air Support International, Inc. ("ASI") filed a complaint against the Company in the United States District Court for the Eastern District of New York alleging actual and punitive damages of approximately $13.5 million arising from the Company's refusal to pay commissions which ASI claims it is owed for allegedly arranging certain ACMI Contracts. On June 15, 1999, the Court granted the Company's request for summary judgment to dismiss the most substantial of ASI's claims. Additionally, the Court granted a motion by ASI for summary judgment on one claim of approximately $500,000, plus interest, for which the Company had previously reserved. As a result of the Court's recent findings, ASI's alleged claims have been reduced to approximately $1.3 million. ASI's claim for punitive damages was dismissed in earlier proceedings. The Company intends to vigorously defend against the remaining ASI claims.

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

7.   Subsequent Events

     In October 1999, the BBJ was delivered to the Company upon completion of the interior business configuration by a third party for which the costs were financed by GE Capital.

     In October 1999, the United States District Court for the District of Columbia entered a summary judgment in favor of the
Company  with respect to the counterclaim filed by  ALPA  in  May
1999. The Court ruled that the Company did not violate applicable law when it eliminated crew members' participation in the Plan following ALPA's certification as the crew members' collective bargaining agent. Further, the Court dismissed all other claims in the case. ALPA has filed a notice of appeal to the United States Circuit Court of Appeals.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      We provide airport-to-airport cargo transportation services throughout the world to major international air carriers generally under three- to five-year fixed-rate contracts which typically require that we supply aircraft, crew, maintenance and insurance (the "ACMI Contracts"). The cargo operations of our airline customers are seasonal in nature, with peak activity typically occurring in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with us, and are expected to continue to do so in the future. As a result, our revenues typically decline in the first quarter of the year as our contractual aircraft utilization level temporarily decreases. We seek to schedule, to the extent possible, our major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

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

      The table below sets forth selected financial and operating data  for  the first, second and third quarters of 1999 and  1998
(dollars in thousands).

                                            1999
                            Cumu-        3rd          2nd         1st
                           lative      Quarter      Quarter     Quarter
Total operating
revenues                   $438,303     $161,896     $138,568    $137,839
Operating expenses          312,320      113,727       97,461     101,132
Operating income            125,983       48,169       41,107      36,707
Other income (expense)      (65,809)    (25,620)     (19,875)    (20,314)
Net income (1)               29,600       14,093       13,270       2,237
Block hours                  75,442       27,650       23,861      23,931
Average aircraft
operated                       28.5         30.0         28.4        27.0
Operating margin              28.7%        29.8%        29.7%       26.6%

                                            1998
                            Cumu-        3rd          2nd         1st
                           lative      Quarter      Quarter     Quarter
Total operating
revenues                   $276,773     $109,189      $87,950     $79,634
Operating expenses          187,996       73,473       56,432      58,091
Operating income             88,777       35,716       31,518      21,543
Other income (expense)      (44,071)    (15,478)     (15,479)    (13,114)
Net income                   28,160       12,745       10,105       5,310
Block hours                  51,142       18,926       16,828      15,388
Average aircraft
operated                       18.2         19.9         17.7        17.0
Operating margin              32.1%        32.7%        35.8%       27.1%

 (1) Net income is after extraordinary item and cumulative effect of a change in accounting principle for the 1999
Cumulative and 1st Quarter 1999 columns.

Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended September 30, 1999 increased to $161.9 million from $109.2 million for the same period in 1998, or approximately 48%. This reflected the increase in the average number of aircraft in our fleet during the third quarter of 1999, to 30.0 aircraft compared to 19.9 during the same period in 1998, or an increase of approximately 51%. Total block hours for the third quarter of 1999 were 27,650 compared to 18,926 for the same period in 1998, an increase of approximately 46%, principally reflecting the increase in the average number of aircraft in our fleet, somewhat offset by the impact of one aircraft out of service which was being re-engined for a significant portion of the third quarter of 1999. Revenue per block hour increased by approximately 1% to $5,855 for the third quarter of 1999 compared to $5,769 for the third quarter of 1998. The revenue per block hour rates for both of these quarters reflect the increase in the number of 747-400 freighter aircraft in our fleet and the increase in the volume of charter operations beginning in the third quarter of 1998, for which the rate per block hour is higher in order to offset additional operating costs borne by us under such arrangements. Charter operations are performed on an ad hoc basis and are dependent upon surplus availability of our aircraft and customer demand. In addition, the third quarter of 1998 reflected delayed delivery credits provided to us with respect to the late delivery to us by Boeing of the first and second 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. The revenue per block hour for the 747-400 aircraft in both of these quarters was higher than that for the 747-200 aircraft, reflecting the higher pricing structure of the 747-400 customer contracts.

      Our operating results improved by approximately 35% from a $35.7 million operating profit for the third quarter of 1998 to an operating profit of $48.2 million for the third quarter of 1999. Results of operations were favorably impacted by the substantial increase in the size of our fleet and the newer 747-400 freighter aircraft, offset by the higher percentage of leased aircraft compared to owned aircraft in our fleet period over period and the effects of Hurricane Floyd, Typhoon York and the earthquake in Taiwan at the end of the third quarter of 1999. Net income of $12.7 million for the third quarter of 1998 increased by approximately 11% to a net income of $14.1 million for the third quarter of 1999.

     Total operating revenues for the nine months ended September 30, 1999 increased to $438.3 million from $276.8 million for the same period in 1998, or approximately 58%. This reflected the increase in the average number of aircraft in our fleet during the first nine months of 1999, to 28.5 aircraft compared to 18.2 during the same period in 1998, an increase of approximately 57%. Total block hours for the first nine months of 1999 were 75,442 compared to 51,142 for the same period in 1998, an increase of approximately 48%, principally reflecting the increase in the average number of aircraft in our fleet, offset by the impact of two aircraft out of service which were being re-engined for a significant portion of the second and third quarters of 1999 and the effects of Hurricane Floyd, Typhoon York and the earthquake in Taiwan at the end of the third quarter of 1999. Revenue per block hour increased by approximately 7% to $5,810 for the first nine months of 1999 compared to $5,412 for the same period in 1998. This was substantially due to the increase in the number of 747-400 freighter aircraft in our fleet and the increase in the volume of charter operations period over period, as discussed above.

      Our operating results improved by approximately 42% from a $88.8 million operating profit for the first nine months of 1998 to an operating profit of $126.0 million for the first nine months of 1999. Results of operations were favorably impacted by the increase in 747-400 freighter aircraft in our fleet, partially offset by the increase in leased aircraft compared to owned aircraft. Net income of $28.2 million for the first nine months of 1998 increased by 5% to a net income of $29.6 million for the first nine months of 1999. In the first quarter of 1999, we recorded an extraordinary charge from the extinguishment of the $100 million of 12 1/4% Equipment Notes and a one-time charge associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as required by SOP 98-5 (as defined). Net income before extraordinary item and cumulative effect of a change in accounting principle for the first nine months of 1999 was $37.6 million, or an increase of approximately 34% compared to the first nine months of 1998.

Operating Expenses

       Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

      Flight crew salaries and benefits include all such expenses for our pilot work force. Flight crew salaries and benefits increased to $12.0 million in the third quarter of 1999 compared to $9.7 million in the same period of 1998, or approximately 24%, principally reflecting the increase in the size of our fleet quarter over quarter, partially offset by the termination of profit sharing costs for our flight crew. In the second quarter of 1999, the flight crew voted to be represented by ALPA (as defined), which resulted in the exclusion of the flight crew from eligibility of participation in our profit sharing plan. On a block hour basis, flight crew salaries and benefits decreased by approximately 15% to $433 per hour for the third quarter of 1999 from $510 per hour for the same period in 1998. For the first nine months of 1999, this expense increased by approximately 40%, from $24.1 million to $33.6 million, primarily due to the increase in the size of our fleet period over period, partially offset by the cessation of profit sharing costs discussed above. On a block hour basis, this expense decreased to $446 per hour from $471 per hour for the same period in 1998, or approximately 5%.

      Other flight-related expenses include aircraft hull and liability insurance, crew travel and meal expenses, initial and recurrent crew training costs and other expenses necessary to conduct our flight operations.

      Other flight-related expenses increased to $15.1 million in the third quarter of 1999 compared to $9.1 million for the same period of 1998, and to $36.7 million in the nine months ended September 30, 1999 compared to $21.1 million in the nine months
ended   September  30,  1998,  or  approximately  65%  and   74%,
respectively.   On  a  block  hour  basis,  other  flight-related
expenses increased by approximately 13% to $545 per hour for the third quarter of 1999 compared to $482 per hour for the same period in 1998, and by approximately 18% to $486 per hour for the nine months ended September 30, 1999 compared to $412 per hour for the same period in 1998. These increases were primarily due to the impact of added training and travel costs associated with the introduction of the five new 747-400 freighter aircraft into our fleet in the second half of 1998, the four additional new 747-400 freighter aircraft delivered in 1999 and preparation for the remaining three aircraft to be delivered in 2000. Additionally, the weather disruptions discussed above caused an increase in expenses for the third quarter of 1999 compared to the prior year quarter.

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

      Maintenance expense increased to $30.5 million in the third quarter of 1999 from $23.9 million in the same period of 1998, and to $90.9 million for the nine months ended September 30, 1999 from $65.4 million for the nine months ended September 30, 1998, or approximately 28% and 39%, respectively, primarily due to the increased size of our fleet. On a block hour basis, maintenance expense decreased by approximately 12% quarter over quarter and decreased by approximately 6% for the first nine months of 1999 compared to the year-earlier period.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $11.9 million in the third quarter of 1999 compared to $4.0 million in the same period of 1998, and were $34.4 million in the first nine months of 1999 compared to $6.2 million in the first nine months of 1998, or an increase of approximately 200% and 459%, respectively. The quarter and nine-month increases were due to the additional leased 747-400 freighter aircraft beginning in the second half of 1998 and continuing through the third quarter of 1999.

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

      Fuel and ground handling costs increased by approximately 178% to $7.1 million for the third quarter of 1999 from $2.6 million for the third quarter of 1998, and increased by approximately 131% to $14.6 million for the first nine months of 1999 from $6.3 million for the first nine months of 1998. The quarter over quarter and nine-month year over year increases were primarily due to increased charter activity. Additionally, the weather disruptions discussed above caused an increase in expenses for the third quarter of 1999 compared to the prior year quarter.

      Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost.

      Depreciation and amortization expense increased to $20.6 million in the third quarter of 1999 from $15.6 million in the same period of 1998, and to $56.6 million in the first nine months of 1999 from $40.8 million in the year-earlier period, or approximately 32% and 39%, respectively. These increases reflect the increase in owned aircraft, engines and spare parts for the third quarter and the first nine months of 1999 over the same periods in 1998.

      Other operating expenses include salaries, wages, benefits,
travel   and  meal  expenses  for  non-crew  members  and   other
miscellaneous operating costs.

      Other operating expenses increased to $16.5 million in the third quarter of 1999 from $8.7 million in the same period of 1998, and to $45.5 million for the first nine months of 1999 from $24.1 million for the same period of 1998, or approximately 90% and 89%, respectively. On a block hour basis, these expenses increased to $598 per hour in the third quarter of 1999 from $459 per hour in the same period of 1998, and to $603 per hour for the first nine months of 1999 from $471 per hour in the same period of 1998, or approximately 30% and 28%, respectively. These increases in cost from the prior year periods were due primarily to addition of ground personnel and other costs associated with the expansion of our fleet and operations.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $4.9 million in the third quarter of 1999 from $3.2 million in the same period of 1998, and to $13.6 million for the first nine months of 1999 from $7.8 million for the first nine months of 1998, primarily due to increases in the amount of funds available for investing as well as an overall increase in the rates of return on investments. Interest expense increased to $30.5 million in the third quarter of 1999 from $18.7 million in the same period of 1998, and to $79.4 million in the first nine months of 1999 from $51.9 million in the year-earlier period, or approximately 63% and 53%, respectively. These increases reflect the financing costs associated with the purchase of five additional aircraft in the second half of 1998; the purchase of three additional aircraft in 1999; and the issuance $175 million of 9 1/4% Senior Notes in April 1998 and $150 million of 9 3/8% Senior Notes in November 1998, of which a portion was used to extinguish the $100 million of 12 1/4% Equipment Notes in January 1999.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued for taxes at the rate of 37.5% during the third quarter and first nine months of 1999 and 37.0% during the third quarter and first nine months of 1998. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of our tax provision in these periods is deferred.

Liquidity and Capital Resources

      At September 30, 1999, we had cash and cash equivalents of approximately $345.7 million, short-term investments of approximately $102.7 million and working capital of approximately $333.1 million. During the first nine months of 1999, cash and cash equivalents decreased approximately $104.0 million, primarily reflecting the purchase of flight and other equipment of $344.2 million, purchase of short-term investments of $80.5 million (net of maturities), principal reductions of indebtedness of $252.8 million, including the early redemption of $100 million of 12 1/4% Equipment Notes in January 1999, debt issuance costs of $1.1 million and purchases of treasury stock (net of proceeds from issuance) of $0.1 million. Partially offsetting these decreases was cash provided from operations of $120.5 million, proceeds  from  equipment financings of $436.7  million  and  net proceeds  from  the  issuance  of common  stock  related  to  the exercise of stock options of $17.5 million. Our overall borrowing level increased to $1.4 billion at September 30, 1999 from $1.3 billion at December 31, 1998.

     In June 1997, we entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from GE, with options to purchase up to 10 additional 747-400 aircraft. We arranged leveraged lease financing for four 747-400 freighter aircraft and debt financing for one 747-400 freighter aircraft that were delivered in 1998. In April 1999, we arranged EETC debt financing for the remaining five aircraft, four of which were delivered in 1999, and one which is to be delivered in 2000. See discussions of 1999 EETCs below. In February 1999, we exercised options for two additional 747-400 freighter aircraft, which are currently scheduled for delivery in 2000. We have not yet arranged financing for those two aircraft. The Boeing Purchase Agreement requires that we pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, we expect the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $55.5 million for the remaining three firm aircraft, which was paid as of September 30, 1999 and was included in flight equipment. Upon each delivery, Boeing refunds us the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (deferred aircraft obligations) for which we accrue and pay interest quarterly at 6-month LIBOR, plus 2.0%. As of September 30, 1999, there was $112.7 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.25%.

     In November 1998, we entered into a contract with Boeing to re-engine the only two Pratt & Whitney ("P&W") powered aircraft in our fleet from P&W engines to GE engines, in order to improve
the   performance   of   the  aircraft   and   to   improve   the
standardization of our fleet. We acquired the GE engines and other parts required for such re-engineing from a third party. These re-engineing efforts had no material financial impact due to the sale of the removed P&W engines, coupled with the value derived from the unused parts associated with the acquisition. The first re-engined aircraft was re-delivered to us in June 1999 and the second re-engined aircraft was re-delivered to us in August 1999. On a prospective basis, and as a result of these re-engineing efforts, we expect to incur lower maintenance costs related to these two aircraft compared to the costs we have experienced to date.

     In January 1999, we announced a 3-for-2 stock split in the form of a stock dividend to stockholders of record at the close of business on January 25, 1999. The new shares were delivered on February 8, 1999. The share data and earnings per share data for all periods presented in these consolidated financial statements have been restated to reflect the stock split.

     In January 1999, we purchased a Boeing Business Jet ("BBJ") from Boeing for approximately $32 million and immediately delivered the BBJ to a third party for installation of the interior business configuration. Shortly thereafter, we entered into a sale-leaseback transaction with GE Capital to finance the BBJ. This aircraft will be used to transport our executives on business trips throughout the world. Our Chairman, President and CEO has agreed to share in the acquisition costs and capital improvement costs of the BBJ. In October 1999, the BBJ was delivered to us upon completion of the interior business configuration by a third party for which the costs were financed by GE Capital.

     In January 1999, we used a portion of the proceeds from the previous issuance of $150 million of 9 3/8% Senior Notes to redeem at 108% all $100 million outstanding of our 12 1/4%
Equipment Notes due 2002. We recorded an approximate $6.6 million one-time extraordinary charge from the extinguishment of debt, which is net of an applicable tax benefit of approximately $3.9 million, in the first quarter of 1999 associated with this redemption. The extinguishment of this debt eliminated liens on three 747-200 freighter aircraft, one of which was subsequently transferred to Atlas Freighter Leasing, Inc., a wholly-owned subsidiary.

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

     In April 1999, we completed an offering of $543.6 million Enhanced Equipment Trust Certificates ("1999 EETCs"), which represented a substantial portion of the $650 million Shelf Registration. The 1999 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and a portion of the proceeds was used in the second and third quarters of 1999 to finance, through secured debt financings, the debt portion of the acquisition cost of three new 747-400 freighter aircraft from Boeing. In connection with these secured debt financings, we executed equipment notes in the aggregate amount of $325.1 million, with a weighted average interest rate of 7.6%. In the third quarter of 1999, a portion of the proceeds was used to finance through a leveraged lease an additional new 747-400 freighter aircraft scheduled for delivery from Boeing in 1999. The remaining proceeds from the 1999 EETCs will be used to finance (either through a leveraged lease or secured debt financing) the debt portion of the acquisition cost of the next firm new 747-400 freighter aircraft from Boeing scheduled to be delivered to us in 2000. In connection therewith, we intend to seek certain owner participants who will commit lease equity financing to be used in a leveraged lease of that aircraft.

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

     In September 1999, the Company entered into a sale-leaseback transaction for one of its 747-400 aircraft. The net book value of this aircraft and the related debt were removed from the balance sheet.

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

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and will be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. Two of the Company's Boeing 747-200 aircraft will have to be brought into compliance with such Directives by March 2000 at an estimated total cost of approximately $1.0 million. As part of the FAA's overall aging aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Thirteen aircraft of the 747-200 fleet have already undergone the major portion of such modifications. The remaining ten 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives at their respective delivery dates. On December 3, 1998, the FAA issued a Directive ordering Boeing 747 operators to change fuel pump procedures to prevent dry tank operation that could result in ignition of the center fuel or horizontal stabilizer tanks. Compliance with this Directive may adversely impact the Company's customers' operating costs and schedules. It is possible that additional Directives applicable to the types of aircraft or engines included in its fleet could be issued in the future, the cost of which could be substantial.

      From time to time we engage in discussions with third parties regarding the possible acquisition or sale of aircraft in our fleet. We are currently in discussions with third parties for the possible acquisition and sale of additional aircraft for 1999 and beyond.

      We believe that cash on hand and the cash flow generated from our operations, combined with the proceeds of the $175 million of 9 1/4% Senior Notes, the remaining portion of the $543.6 million of 1999 EETCs and the $150 million of 9 3/8%
Senior Notes, will be sufficient to meet our normal ongoing liquidity needs for the next twelve months.

Year 2000

     We have performed a review of our internal information systems for Year 2000 ("Y2K") automation problems through a company-wide effort, assisted by Y2K experienced consultants, to address internal Y2K system issues and, jointly with industry trade groups, issues related to key business partners which are common to other air carriers. As a result, we do not anticipate that Y2K compliance will have a material financial impact. We have completed an inventory of our computer network environment and an assessment of the effort involved to bring our internal computer system environment to full Y2K compliance. Due to our relatively modern systems, advanced client server, development and data base architecture, and our partial reliance on vendor representations regarding Y2K compliant third-party systems, related remediation efforts are believed to be minimal and achievable. Third-party hardware and software used by us has been verified Y2K compliant. We partnered with Boeing to determine the Y2K status of our 747-200 and 747-400 aircraft. Boeing concluded that there are no Y2K date rollover flight safety issues related to our aircraft and all systems are Y2K compliant. We have developed contingency plans for all the systems that are critical to our operations. These contingency plans are designed to reduce the likelihood that our operations will be interrupted by Y2K related issues. We have reviewed the status of key supplier/business partner compliance to some extent. Currently, we are selecting alternate supplier/business partners and implementing contingency plans in circumstances where existing supplier/business partners were not Y2K compliant.

     Common to all airlines is the state of Y2K readiness of airports and air traffic services. Our Y2K team is actively participating in an ongoing study undertaken by both the Air Transport Association and the International Air Transport Association to determine the Y2K compliance of airports and air traffic services world wide. Significant progress has been made, but several airports utilized by us are not yet reporting full compliance. We are diligently working in conjunction with regulatory agencies, governing authorities, and customer airlines to ensure that the most current information is available to us and contingency plans are in place for the airports in question.

     The Y2K problem is pervasive and complex, as virtually every global computer operation could be affected in some way. Consequently, no assurance can be given that all company-used third-party systems and suppliers/business partners can achieve Y2K compliance. We expect that the costs incurred to become Y2K compliant will not exceed $300,000.

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

                ATLAS AIR, INC. AND SUBSIDIARIES




                   PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


     In March 1997, Air Support International, Inc. ("ASI") filed a complaint against us in the United States District Court for the Eastern District of New York alleging actual and punitive damages of approximately $13.5 million arising from our refusal to pay commissions which ASI claims it is owed for allegedly arranging certain ACMI Contracts. On June 15, 1999, the Court granted our request for summary judgment to dismiss the most substantial of ASI's claims. Additionally, the Court granted a motion by ASI for summary judgment on one claim of approximately $500,000, plus interest, for which we had previously reserved. As a result of the Court's recent findings, ASI's alleged claims have been reduced to approximately $1.3 million. ASI's claim for punitive damages was dismissed in earlier proceedings. We intend to vigorously defend against the remaining ASI claims.

     In April 1999, we received notification from the National Mediation Board ("NMB") that our crew members have voted to be represented by the Air Line Pilots Association ("ALPA"). We expect our labor costs to decline initially since our profit sharing plan (the "Plan") excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, we filed an action in the United States District Court for the District of Columbia seeking a declaratory judgment confirming, inter alia, the enforceability of the Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from our Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the Court entered a summary judgment in our favor with respect to this counterclaim filed by ALPA. The Court ruled that we did not violate applicable law when we eliminated crew members' participation in the Plan following ALPA's certification as the crew members' collective bargaining agent. Further, the Court dismissed all other claims in the case. ALPA has filed a notice of appeal to the United States Circuit Court of Appeals.





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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  November 2, 1999      By:   /s/ Stephen C. Nevin
                                   Stephen C. Nevin
                                   Vice President and
                                     Chief Financial Officer
                                   Principal Accounting Officer