Form 10-K
period 1999-12-31
ATLAS AIR INC
filed 2000-03-21
CIK 941552

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                             ---------------------

                         COMMISSION FILE NUMBER 0-25732

                                ATLAS AIR, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1207329
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, there were 34,412,613 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was approximately $807,621,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DESCRIPTION OF DOCUMENT                           PART OF THE FORM 10-K
                  -----------------------                           ---------------------
Portions of the Definitive Proxy Statement to be used in
  connection with the registrant's 2000 Annual Meeting of
  Stockholders..............................................  Part III (Item 10 through Item 13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are the world's largest air cargo outsourcer, with an all Stage 3 FAA noise regulation compliant fleet of Boeing 747 freighter aircraft. We provide reliable airport-to-airport cargo transportation services throughout the world to major international air carriers generally under three- to five-year fixed-rate U.S. dollar denominated contracts which typically require that we supply aircraft, crew, maintenance and insurance (the "ACMI Contracts"). Our customers currently include some of the world's leading air carriers, including, Alitalia, British Airways, China Airlines Ltd., Korean Airlines and Malaysian Airlines. We provide efficient, cost effective service to our customers primarily as a result of our productive work force, the outsourcing of a significant part of our regular maintenance work on a long-term, fixed-cost contractual basis and the advantageous cost economies realized in the operation of our fleet, comprised solely of Boeing 747 aircraft which are configured for service in long-haul cargo operations.

     Our fleet currently includes 22 Boeing 747-200 and 10 Boeing 747-400 freighter aircraft in service. We acquired the 747-400 aircraft in 1998, 1999 and 2000 pursuant to an agreement with The Boeing Company to purchase 10 new 747-400 freighter aircraft powered by engines acquired from General Electric Company, with options to purchase up to 10 additional 747-400 aircraft (the "Boeing Purchase Agreement"). In February 1999, we exercised options for two additional aircraft pursuant to the Boeing Purchase Agreement. We placed five 747-400 aircraft into service in 1998, four 747-400 aircraft into service in 1999, one 747-400 aircraft into service in the first quarter of 2000 and expect to place the remaining two undelivered 747-400 aircraft into service in 2000 with both existing and prospective customers whom we believe could benefit from the unique performance capabilities of the 747-400 aircraft.

     We believe that our leading market position and our continued opportunities for growth are directly attributable to the following competitive strengths:

Long-Term Customer Contracts Which Provide Revenue Stability

     Our ACMI Contracts, which accounted for approximately 97% of our total operating revenues in 1999, typically require our customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of three to five years, subject in certain limited cases to early termination provisions. These contracts typically require us to supply aircraft, crew, maintenance and insurance, while our customers generally bear all other operating expenses, including:

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

Low Cost Structure

     We have established ourself as a low cost, efficient and reliable provider of air cargo transportation. This is primarily due to the outsourcing of many of our required services, the advantageous economies of scale realized from the operation of a standardized fleet of long-haul Boeing 747 aircraft, and our productive work force. The uniformity of the 747 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas. In particular, we have advantageous, long-term contracts on a fixed cost per flight hour basis with leading maintenance providers such as GE, KLM Royal Dutch Airlines, Lufthansa Technik and MTU Maintenance Hanover for a significant portion of our on-going aircraft and engine maintenance requirements. As a result of these efficiencies, our high service standards and increased airline industry pressure to reduce costs, our airline customers have determined that outsourcing portions of their air cargo business to us can be significantly less costly and offer greater operational flexibility than expanding their cargo operations by purchasing additional aircraft and adding other resources such as personnel and systems.

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

Increasing Cargo Market Share

     We have successfully increased our customer base from a single customer in 1992 to 11 full-time customers in 1999. In addition, we have in the past operated under short-term, seasonal ACMI Contracts with Kitty Hawk Air Cargo, Inc., UPS and Emery Air Freight, and anticipate providing short-term, seasonal service in the future. The growth in the number of customers is a result of our ability to provide a cost-effective service which has gained acceptance within the industry due to our successful market development efforts. The addition of the 747-400 aircraft provides us with the opportunity to increase our market share by offering this product to new and existing customers who have a need for the greater payload, extended range and operational reliability of the 747-400, but for whom the purchase of a limited number of 747-400 freighter aircraft would not be cost-effective. In addition, the 747-400 aircraft gives us a competitive advantage with new customers who choose to utilize only new or relatively new aircraft or are restricted by local regulations limiting the operation of older aircraft.

Industry Background

     While the air cargo industry is highly competitive, we believe that current industry trends are favorable to the continued growth of our business. According to biennial reports prepared by Boeing, the world air cargo market is expected to more than triple over the next 20 years. Such reports indicate that the world air cargo market has grown at an average rate of 7.6% per year from 1988 to 1998. The average annual percentage growth through 2018 is expected to average 6.4%, with international air cargo market growth outpacing U.S. domestic growth. We believe this growth has been generated, in part, by:

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

In addition to growth in the global air cargo market, we expect to benefit from growth in the export-driven economies of the countries in the Pacific Rim, where we have focused a significant amount of our flight operations. We have not experienced any adverse impact on our business as a result of economic and political turmoil in Asia in late 1998 and early 1999, although there can be no assurances that there will not be any future impact. According to Boeing reports, eastbound and westbound Trans-Pacific cargo volumes grew at average annual rates of 7.6% and 10.8%, respectively, between 1987 and 1997, and are projected to grow at average annual rates of 7.7% and 6.0%, respectively, between 1997 and 2017. Similarly, northbound and southbound air cargo volumes between North America and South America increased at average annual rates of 8.7% and 10.2%, respectively, between 1987 and 1997, and are projected to grow at average annual rates of 6.4% and 6.8%, respectively, from 1997 to 2017. Additionally, eastbound and westbound North Atlantic air cargo volumes increased at average annual rates of 6.8% and 6.9%, respectively, between 1987 and 1997 and are projected to grow at average annual rates of 6.7% and 7.3%, respectively, from 1997 to 2017. We believe that, as a U.S. certificated "flag" carrier, we are well positioned to benefit from the progressive expansion of international trade and the consequential growth in global air cargo markets, particularly in Asia, South America and Europe, where we have concentrated a significant portion of our resources.

ACMI CONTRACTS

     Our ACMI Contracts, which accounted for approximately 97% of our total operating revenues in 1999, typically require our customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of three to five years, subject in certain limited cases to early termination provisions. These contracts typically require us to supply aircraft, crew, maintenance and insurance, while our customers generally bear all other operating expenses, including:

     - fuel and fuel servicing;

     - marketing costs associated with obtaining cargo;

     - airport cargo handling;

     - landing fees;

     - ground handling, aircraft push-back and de-icing services; and

     - specific cargo and mail insurance.

These contracts, therefore, eliminate the load factor and yield risk traditionally associated with the air cargo business as well as the risks associated with the fluctuating price of fuel. The ACMI Contracts typically require minimum air freight capacity to be provided to our customers. All of our revenues, and most of our costs, are in U.S. dollars, thus avoiding currency risks normally associated with international business.

     At February 29, 2000, we had ACMI Contracts with 11 full-time customers. In most cases, one aircraft is dedicated under each contract. China Airlines Ltd. accounted for approximately 26%, and no other customer accounted for 10% or more, of our total revenues for the year ended December 31, 1999. In addition, we have also operated short-term, seasonal ACMI Contracts with Kitty Hawk, UPS and Emery Air Freight among others, and anticipate doing so in the future.

     Some of our ACMI Contracts allow customers to cancel up to a maximum of approximately 5% of the guaranteed hours of aircraft utilization over the course of a year. Our customers most often exercise such cancellation options early in the first quarter or late in the fourth quarter of the year, when the demand for air cargo capacity has been historically lower. We have found that such cancellations provide a timely opportunity for the scheduling of maintenance on our aircraft, to the extent possible. See "-- Maintenance." We believe that our relationships with our customers are mutually satisfactory, as evidenced by the fact that we have renewed and, in certain cases, added a significant number of ACMI Contracts with our existing customers, although there can be no assurance that in the future such contracts will not be canceled in accordance with their terms.

     All of the ACMI Contracts provide that each of our aircraft be deemed to be at all times under our exclusive operating control, possession and direction. They also provide that, in order to service the routes designated by the contract, we obtain the authority from the governments having jurisdiction over the route. See "-- Governmental Regulation." If we are required to use the customer's "call sign" in identifying ourselves throughout our route, the customer must also have obtained underlying authority from the governments having jurisdiction over the route. Therefore, our route structure is limited to areas in which we can gain access from the appropriate governments. Additionally, in many instances ACMI Contracts are subject to prior and/or periodic approvals of foreign governments.

OTHER FLIGHT OPERATIONS

     To the extent we have available excess aircraft capacity at any time, we will seek to obtain ad hoc charter service contracts, which we believe are generally readily available. In addition, in the past we have provided service to Kitty Hawk, UPS and Emery Air Freight, among others, pursuant to short-term, seasonal ACMI Contracts during periods of excess aircraft capacity.

SALES AND MARKETING

     From our primary offices in Golden, CO, New York, NY and Miami, FL, we service our air cargo customers and solicit ACMI Contract business. See
"-- Facilities." Our efforts to obtain new ACMI Contract business focus principally on international airlines with established air cargo customers, high operating costs and hub and spoke systems which gather cargo at a particular location and which have the need for long-distance capacity to move such cargo to another distribution point. On occasion, we may utilize independent cargo brokers to obtain new ACMI Contracts. We market our services by guaranteeing our customers a reliable, low-cost dedicated aircraft with the capacity to ensure the efficient linkage of such customers' distribution points without the customers having to purchase and maintain additional aircraft, schedule additional flights and add other resources. We have placed the first 10 747-400 aircraft into service and expect to place the remaining two undelivered 747-400 aircraft into service with both existing and prospective customers whom we believe will benefit from the unique performance capabilities of the 747-400 aircraft such as its longer range, greater payload and increased fuel efficiency.

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

     Pursuant to a maintenance contract with KLM (the "Maintenance Contract") in effect until January 2005, a significant part of the regular maintenance (principally C Checks) for our 747-200 freighter aircraft is undertaken by KLM, primarily at its maintenance base located at Schiphol International Airport in Amsterdam, The Netherlands. KLM supplies engineering and diagnostic testing for each aircraft and its components in compliance with the FAA and other applicable regulations. The Maintenance Contract provides that KLM, subject to certain terms and conditions, will perform repairs and maintenance of our aircraft on the same basis and order of priority as repairs to its own fleet. Such service is provided to us at a cost, for which a large part is a fixed rate per flight hour, subject to a 3.5% annual escalation factor for the first five years. Under the terms of the Maintenance Contract, in the event that we wish to maintain more than 12 of our aircraft under such contract, the terms of the contract are subject to adjustment by KLM. More than 12 of our aircraft are currently subject to the Maintenance Contract. In December 1999, we completed negotiations with KLM to terminate the engine portion of this maintenance agreement. Concurrently, we entered into a ten-year maintenance agreement with MTU Maintenance Hanover, a subsidiary of Daimler Chrysler Aerospace, to provide regular maintenance at a fixed rate per flight hour for 43 engines, the majority of which were previously serviced under the KLM agreement.

     In June 1996, we entered into a ten-year engine maintenance agreement with GE for the engine maintenance of up to 15 aircraft powered by CF6-50E2 engines at a fixed rate per flight hour, subject to an annual formula increase. The agreement commenced in the third quarter of 1996 with the acceptance of engines associated with aircraft acquired in the third and fourth quarter of 1996. Effective in the year 2000, we have an option to add not less than 40 engines to the program.

     During the initial 36 month operating period, the 747-400 aircraft's airframe will be covered under manufacturer's warranties. As a result, we do not expect to incur significant maintenance expense in connection with the 747-400 airframe during the warranty period. In addition, the 747-400 airframe limited maintenance requirements will provide a higher operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. We will incur expenses associated with routine daily maintenance of both the airframe and the engines. In July 1998, we entered into an agreement with Lufthansa Technik pursuant to which Lufthansa Technik will provide all required maintenance for our initial order of ten 747-400 aircraft, plus any additional 747-400 aircraft that we purchase pursuant to our option in the Boeing Purchase Agreement, on a fixed cost per flight hour basis for ten years, subject to an annual escalation adjustment. We may terminate the agreement in June 2003. In connection with the GE engine purchase agreement, we have also entered into two agreements with GE to provide ongoing maintenance on the 747-400 aircraft engines at a fixed cost per flight hour, subject to an annual escalation adjustment.

     We believe that fixed cost contracts provide the most efficient means of ensuring the continued service of our aircraft fleet and the most reliable way by which to predict our maintenance costs. Certain other low-level routine maintenance is performed on a time and material basis.

GOVERNMENTAL REGULATION

     Under the Federal Aviation Act of 1958, as amended and recodified at 49 U.S.C. Subtitle VII (the "Aviation Act"), the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over us. The DOT's jurisdiction extends primarily to economic issues related to the air transportation industry, including, among other things:

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

     To provide air cargo transportation services under long-term contracts with major international airlines, we rely primarily on our worldwide authorities. FAA approval is required for each of our long-term ACMI Contracts and DOT approval is required for each of our long-term ACMI Contracts with foreign air carriers. In addition, FAA approval is required for each of our short-term, seasonal ACMI Contracts.

     The DOT has issued the Company a Certificate of Public Convenience and Necessity (a "CPCN") to engage in interstate and overseas air transportation of property and mail, and a CPCN to engage in foreign air transportation of property and mail between the U.S. and Taiwan. Both CPCNs are subject to standard terms, conditions and limitations. By virtue of holding those CPCNs, we possess worldwide charter authority and scheduled all-cargo rights to more than 150 countries. We also hold limited-term DOT exemption authority to engage in scheduled air transportation of property and mail between certain points in the U.S., on the one hand, and Hong Kong, Colombia and The Netherlands, on the other hand.

     In order to engage in the air transportation business, we are required to maintain a CPCN from the DOT. Prior to issuing a CPCN, the DOT examines a company's managerial competence, financial resources and plans and compliance disposition in order to determine whether a carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. The DOT also examines whether a carrier conforms with the Aviation Act requirement that the transportation services proposed are consistent with the public convenience and necessity. Among other things, a company holding a CPCN must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a State, Territory or Possession thereof; that its Chief Executive Officer and at least two-thirds of its Board of Directors and other managing officers be United States citizens; that not more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals; and that it not otherwise be subject to foreign control. The DOT may impose conditions or restrictions on such a CPCN.

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

     - security programs; and

     - other matters affecting air safety.

In addition, the FAA mandates certain recordkeeping procedures. We must obtain and maintain FAA certificates of airworthiness for all of our aircraft. Our aircraft, flight personnel and flight and emergency procedures are subject to periodic inspections and tests by the FAA. All air carriers operating to, from or within the United States are subject to the strict scrutiny of the FAA to ensure proper compliance with FAA regulations. We are considered to be a high-growth carrier by the FAA and, therefore, we receive heightened attention by the FAA and DOT.

     The DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended and recodified, and under the Airport Noise and Capacity Act of 1990, to monitor and regulate aircraft engine noise. All of our existing fleet of aircraft comply with Stage 3 Standards -- the highest standard issued by the FAA.

     Under the FAA's Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of our Boeing 747-200 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per aircraft will range between $2 million and $3 million. Fourteen aircraft in our fleet have already undergone the major portion of such modifications. The remaining eight aircraft in service will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

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

FUEL

     Although fuel costs are typically the largest operating expense for airlines, we have limited exposure to the fluctuation of fuel costs and disruptions in supply as a result of our ACMI Contracts, which require the customers to provide fuel for the aircraft. However, an increase in fuel costs could reduce our cost advantages because of our older Boeing 747-200 aircraft fleet, which are not as fuel-efficient as newer cargo aircraft such as the 747-400 aircraft. In addition, to the extent we operate scheduled cargo or ad hoc charter services, or position our aircraft, we are responsible for fuel and other costs that are normally borne by the customers under the ACMI Contracts. In 1999, approximately 2% of our block hours represented scheduled cargo, ad hoc charter services or positioning our aircraft for our own account. We may, at times, have excess capacity in which case we may deploy such aircraft in scheduled cargo or ad hoc charter services.

EMPLOYEES

     As of December 31, 1999, we had 1,255 employees, 734 of whom were air crew members. We have hired and expect to hire additional pilots in 2000 associated with the delivery of additional aircraft, including the 747-400 aircraft. We maintain a comprehensive training program for our pilots in compliance with FAA requirements in which each pilot regularly attends recurrent training programs.

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

     In April 1999, we received notification from the National Mediation Board ("NMB") that our crew members voted for representation by the Air Line Pilots Association ("ALPA"). We expect our labor costs to decline initially since our profit sharing plan (the "Profit Sharing Plan") excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, we filed an action in the United States District Court for the District of Columbia (the "District Court") seeking a declaratory judgment confirming, inter alia, the enforceability of the Profit Sharing Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the Profit Sharing Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the District Court entered a summary judgment in our favor, ruling that we did not violate the Railway Labor Act when we eliminated crew members' participation in the Profit Sharing Plan following ALPA's certification as the crew members' collective bargaining agent. In addition, the District Court dismissed all other claims in the case. ALPA has subsequently filed an appeal of the District Court's decision.

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

ITEM 2. PROPERTIES

AIRCRAFT

     Our utilization of Boeing 747 aircraft provides significant marketing advantages because these aircraft, relative to most other cargo aircraft that are commercially available, have higher maximum payload and cubic capacities, and longer range. The uniformity of our current Boeing 747-200 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas. The new 747-400 aircraft have greater operational capabilities than the 747-200 aircraft and will allow us to maintain our low cost structure despite their higher acquisition cost. The new aircraft's lower maintenance requirements will provide a higher level of operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. In addition, the acquisition of 12 747-400 freighter aircraft will make Atlas one of the largest operators of this aircraft type to date and will enable us to capitalize on economies of scale from the standardization in maintenance and crew training.

     The following table describes, as of February 29, 2000, our existing fleet and the 747-400 aircraft subject to the Boeing Purchase Agreement.

                                 FLEET PROFILE

                                                    NUMBER      AIRCRAFT                    YEAR OF
                                                  OF AIRCRAFT     TYPE     OWNED/LEASED   MANUFACTURE
                                                  -----------   --------   ------------   -----------
Existing fleet:.................................      21        747-200        Owned(1)    1974-1986(2)
                                                       1        747-200       Leased(3)         1976
                                                       4        747-400        Owned       1998-2000
                                                       6        747-400       Leased(4)    1998-1999
747-400 aircraft on order(5):...................       2        747-400                         2000

---------------

(1) All aircraft are powered by GE engines. See "-- Maintenance."

(2) The years of manufacture for these 21 aircraft are as follows: five aircraft in 1979, four aircraft in 1980, two aircraft each in 1976, 1978 and 1981 and one aircraft each in 1974, 1975, 1977, 1984, 1985 and 1986.

(3) The aircraft is leased from a third party under a lease expiring in March 2010 and is powered by GE engines.

(4) These aircraft are leased from third parties under three leases expiring in 2019, and three leases expiring in 2020.

(5) We purchased 10 new Boeing 747-400 freighter aircraft under the Boeing Purchase Agreement and have exercised options for two additional aircraft. The first five aircraft were delivered in 1998, four were delivered in 1999 and one was delivered in the first quarter of 2000, with the remaining two aircraft scheduled to be delivered in 2000. See "-- 747-400 Aircraft Acquisition." These aircraft will be powered by GE engines. The financing for the 12 aircraft has been secured through the 1998 EETCs, 1999 EETCs, 2000 EETCs (as defined) and lease equity.

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

     From time to time, we engage in discussions with third parties regarding possible acquisitions of aircraft that could expand our operations. We are in discussions with third parties for the possible acquisition of additional aircraft for delivery in 2000 and beyond.

747-400 AIRCRAFT ACQUISITION

     In June 1997, we entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft with options for 10 additional aircraft, all to be powered by GE engines. In February 1999, we exercised options for two additional aircraft for delivery in 2000. As a result of our being a large purchaser of 747-400 freighter aircraft to date, we were able to negotiate from Boeing and GE a significant discount off the aggregate list price of $2.0 billion for the 12 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. In addition, we obtained certain ancillary products and services at advantageous prices.

     We acquired and placed into service five of the 747-400 aircraft in 1998, four of the 747-400 aircraft in 1999 and one of the 747-400 aircraft in the first quarter of 2000. Due to production problems at Boeing, some of the 1998 delivery positions of the 747-400 aircraft were delayed, resulting in compensation to us from Boeing.

FACILITIES

     Our principal executive offices are located in a 6,500 square foot office building owned by the Company at 538 Commons Drive, Golden, Colorado. We also rent 8,900 square feet of office space in three additional buildings, all with relatively short-term lease expirations and renewal options.

     We presently occupy 34,100 square feet of office space at JFK International Airport ("JFK") in New York in two separate buildings. These offices include both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources and information technology. We occupy 29,400 square feet of the JFK office space pursuant to a lease agreement with Japan Airlines Management Corporation ("JMC") for a five-year period, which expires on May 31, 2000; we have negotiated an option for a 60-day lease extension. The remaining 4,700 square feet of JFK office space is leased from Halmar Equities, Inc. ("Halmar"), which lease expires on June 30, 2000. In addition, we lease 2,000 square feet of warehouse space at JFK for the storage of aircraft parts, which lease expires April 15, 2002.

     In November 1999, we announced our intention to consolidate our corporate and operational offices to White Plains, New York, concurrent with the expiration of the leases on the JFK office space, and in that connection we executed a twelve-year lease for 120,000 square feet. We anticipate completing the move to the new facility at White Plains, New York by the third quarter of 2000.

     Due to increased operations at Miami International Airport ("MIA"), we entered into a month-to-month office lease and a month-to-month warehouse lease with Dade County, Florida in March 1997. The leased warehouse space is used to store aviation equipment and aircraft components used to maintain aircraft operated by us. In the third quarter of 1998, we entered into a sublease and ramp use agreement with American Airlines, Inc. for 145,000 square feet of hangar, office and parking space at MIA in support of our increased operations. The lease is for a period in excess of four years and commenced July 1, 1998. We are currently planning to build a wide body maintenance facility at MIA. The facility, which will be financed through industrial development bonds, is scheduled to open in mid 2001.

ITEM 3. LEGAL PROCEEDINGS

     In April 1999, we received notification from the NMB that our crew members voted for representation by ALPA. We expect our labor costs to decline initially since our Profit Sharing Plan excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, we filed an action in the District Court seeking a declaratory judgment confirming, inter alia, the enforceability of the Profit Sharing Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the Profit Sharing Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the District Court entered a summary judgment in our favor, ruling that we did not violate the Railway Labor Act when we eliminated crew members' participation in the Profit Sharing Plan following ALPA's certification as the crew members' collective bargaining agent. In addition, the District Court dismissed all other claims in the case. ALPA has subsequently filed an appeal of the District Court's decision.

     While we are from time to time involved in litigation in the ordinary course of our business, there are no other material legal proceedings pending against us or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER MATTERS

     In November 1997, the Company's common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "CGO." Prior to that, the Company's common stock traded on the Nasdaq National Market ("Nasdaq/NM") under the trading symbol "ATLS." The approximate number of shareholders of record at February 29, 2000 was 301.

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

                                                              1999                     1998
                                                        ----------------         ----------------
                                                        HIGH         LOW         HIGH         LOW
                                                        ----         ---         ----         ---
QUARTER ENDED
  March 31............................................  $34 15/16    $26 1/2     $22 21/32    $14 15/32
  June 30.............................................   34           24 3/4      27 9/16      20 7/8
  September 30........................................   36           18 7/8      25 21/32     14 1/16
  December 31.........................................   28 1/4       19 1/16     32 5/8       15 15/32

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

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating revenues......................  $637,081   $422,238   $401,041   $315,659   $171,267
Operating income........................   187,489    135,849     56,002     88,063     42,674
Income before extraordinary items and
  cumulative effect of a change in
  accounting principle..................    61,279     46,217      6,689     37,838     17,831
Net income..............................    53,270     46,217     23,429     37,838     17,831
Basic EPS:
  Income before extraordinary items and
     cumulative effect of a change in
     accounting principle per common
     share..............................  $   1.79   $   1.37   $    .20   $   1.17   $    .71
  Net income per common share...........  $   1.56   $   1.37   $    .70   $   1.17   $    .71
  Weighted average common shares
     outstanding during the period(1)...    34,245     33,675     33,675     32,254     25,174
Diluted EPS:
  Income before extraordinary items and
     cumulative effect of a change in
     accounting principle per common
     share..............................  $   1.77   $   1.37   $    .20   $   1.16   $    .71
  Net income per common share...........  $   1.54   $   1.37   $    .69   $   1.16   $    .71
  Weighted average common shares
     outstanding during the period(1)...    34,500     33,841     33,803     32,523     25,278

                                                            AT DECEMBER 31,
                                       ----------------------------------------------------------
                                          1999         1998         1997        1996       1995
                                       ----------   ----------   ----------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments......  $  473,160   $  471,814   $  152,969   $124,663   $ 96,990
Working capital......................     330,281      294,511       80,363     98,675     81,022
Total assets.........................   2,142,370    1,988,869    1,297,415    773,707    447,323
Long-term debt, net of current
  portion............................   1,253,084    1,166,460      736,026    462,868    335,902
Other liabilities....................     228,075      235,308      163,167         --         --
Stockholders' equity.................     357,700      283,890      238,829    215,785     68,715

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

     The aircraft acquisitions and lease arrangements are described in Note 6 of our December 31, 1999 consolidated financial statements. The timing of when an aircraft enters our fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period. In addition, the number of aircraft utilized from period to period as spare or maintenance back-up aircraft may also cause quarterly results to vary.

     The tables below set forth selected financial and operating data for the four quarters of the years ended December 31, 1999, 1998 and 1997 (dollars in thousands).

                                                                   1999
                                          ------------------------------------------------------
                                                         4TH        3RD        2ND        1ST
                                          CUMULATIVE   QUARTER    QUARTER    QUARTER    QUARTER
                                          ----------   --------   --------   --------   --------
Total operating revenues................   $637,081    $198,778   $161,896   $138,568   $137,839
Operating expenses......................    449,592     137,272    113,727     97,461    101,132
Operating income........................    187,489      61,506     48,169     41,107     36,707
Other income (expense)..................    (88,654)    (22,845)   (25,620)   (19,875)   (20,314)
Net income(1)...........................     53,270      23,670     14,093     13,270      2,237
Block hours.............................    109,608      34,166     27,650     23,861     23,931
Average aircraft operated...............       29.0        30.3       30.0       28.4       27.0
Operating margin........................       29.4%       30.9%      29.8%      29.7%      26.6%

---------------

(1) Net income is after extraordinary item and cumulative effect of a change in accounting principle for the 1999 Cumulative and 1st Quarter 1999 columns.

                                                                   1998
                                          ------------------------------------------------------
                                                         4TH        3RD        2ND        1ST
                                          CUMULATIVE   QUARTER    QUARTER    QUARTER    QUARTER
                                          ----------   --------   --------   --------   --------
Total operating revenues................   $422,238    $145,465   $109,189   $ 87,950   $ 79,634
Operating expenses......................    286,389      98,393     73,473     56,432     58,091
Operating income........................    135,849      47,072     35,716     31,518     21,543
Other income (expense)..................    (62,298)    (18,227)   (15,478)   (15,479)   (13,114)
Net income..............................     46,217      18,057     12,745     10,105      5,310
Block hours.............................     76,276      25,134     18,926     16,828     15,388
Average aircraft operated...............       19.6        23.7       19.9       17.7       17.0
Operating margin........................       32.2%       32.4%      32.7%      35.8%      27.1%

                                                                   1997
                                          ------------------------------------------------------
                                                         4TH        3RD        2ND        1ST
                                          CUMULATIVE   QUARTER    QUARTER    QUARTER    QUARTER
                                          ----------   --------   --------   --------   --------
Total operating revenues................   $401,041    $120,893   $104,197   $ 93,902   $ 82,049
Operating expenses......................    345,039      93,112     82,464    104,556     64,907
Operating income (loss).................     56,002      27,781     21,733    (10,654)    17,142
Other income (expense)..................    (45,469)    (13,383)   (11,930)   (10,908)    (9,248)
Net income(1)...........................     23,429       9,143      6,225      3,048      5,013
Block hours.............................     75,254      22,333     19,937     17,541     15,443
Average aircraft operated...............       19.5        20.9       20.4       19.5       17.2
Operating margin (deficit)..............       14.0%       23.0%      20.9%     (11.4)%     20.9%

---------------

(1) Net income is after extraordinary item for the 1997 Cumulative and 2nd Quarter columns.

  1999 Compared to 1998

     Operating Revenues and Results of Operations. Total operating revenues for the year ended December 31, 1999 increased to $637.1 million compared to $422.2 million for 1998, an increase of approximately 51%. The average number of aircraft in our fleet during 1999 was 29.0 compared to 19.6 during 1998. Total block hours for 1999 were 109,608 compared to 76,276 for 1998, an increase of approximately 44%, reflecting an increase in the average number of aircraft in our fleet during 1999, offset by the impact of two aircraft out of service which were being re-engined for a significant portion of the second and third quarters of 1999 and the effects of Hurricane Floyd, Typhoon York and the earthquake in Taiwan at the end of the third quarter of 1999. Revenue per block hour increased by approximately 5% to $5,812 for 1999 compared to $5,536 for 1998, substantially due to the increase in the number of 747-400 freighter aircraft in our fleet and the increase in the volume of charter operations year over year, for which the rate per block hour is higher in order to offset additional operating costs borne by us under such arrangements. Charter operations are performed on an ad hoc basis and are dependent upon surplus availability of our aircraft and customer demand. Our operating results improved by approximately 38% from a $135.8 million operating profit for 1998 to an operating profit of $187.5 million for 1999. Results of operations were favorably impacted by the increase in 747-400 freighter aircraft in our fleet, partially offset by the increase in leased aircraft compared to owned aircraft. Income before extraordinary item and cumulative effect of a change in accounting principle was $61.3 million in 1999, compared to $46.2 million in 1998, an increase of approximately 33%. In the first quarter of 1999, we recorded an approximate $6.6 million extraordinary loss, net of applicable tax benefit of approximately $3.9 million, from the extinguishment of the $100 million 12 1/4% Equipment Notes due 2002 and a one-time charge of approximately $1.4 million, net of applicable tax benefit of approximately $0.9 million, associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as required upon adoption of SOP 98-5 (as defined). Net income of $46.2 million for 1998 increased to a net income of $53.3 million for 1999, or approximately 15%.

     Operating levels increased during the second and third quarter of 1999 with the delivery of four additional new 747-400 freighter aircraft. Block hours increased from 23,931 in the first quarter of 1999 to 34,166 in the fourth quarter of 1999, reflecting the growth in the average fleet size from 17.0 aircraft to 30.3 aircraft for the two periods. Total operating revenue increased from $137.8 million in the first quarter to $198.8 million in the fourth quarter, representing slightly higher block hour rates for the fourth quarter compared to those of the first quarter of 1999, primarily due to the seasonality of the business of our customers. We earned $61.5 million operating income and $23.7 million net income in the fourth quarter of 1999, compared to $36.7 million operating income and $10.2 million net income in the first quarter of 1999, excluding the extraordinary item and cumulative effect of a change in accounting principle discussed above.

     Operating Expenses. Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

     Flight crew salaries and benefits include all such expenses for our pilot work force. Flight crew salaries increased to $48.1 million in 1999 compared to $35.5 million in 1998, or approximately 35%, principally reflecting the increase in the size of our fleet year over year, partially offset by the termination of profit sharing costs for our flight crew. In the second quarter of 1999, the flight crew voted to be represented by ALPA (as defined), which resulted in the exclusion of the flight crew from eligibility for participation in our profit sharing plan. On a block hour basis, flight crew salaries and benefits decreased by approximately 6% to $439 per block hour for 1999 from $466 per block hour for 1998. This decrease in the block hour rate was primarily due to the efficiencies in operations achieved subsequent to the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998 and the cessation of profit sharing costs discussed above.

     Other flight-related expenses include hull and liability insurance, crew travel and meal expenses, initial and recurrent crew training costs and other expenses necessary to conduct our flight operations.

     Other flight-related expenses increased to $52.5 million in 1999 compared to $34.7 million in 1998, or approximately 51%. On a block hour basis, other flight-related expenses increased approximately 5% to $479 per block hour for 1999 compared to $455 per block hour for 1998. This increase was primarily due to the impact of added training and travel costs associated with the introduction of the five new 747-400 freighter aircraft into our fleet in the second half of 1998, the four additional new 747-400 freighter aircraft delivered in 1999 and preparation for the remaining three aircraft to be delivered in 2000.

     Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In January 1995, we contracted with KLM for a significant part of our regular maintenance operations and support on a fixed cost per flight hour basis. Effective October 1996, certain additional aircraft engines were accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a ten-year maintenance agreement. During 1998, we entered into separate long-term contracts with Lufthansa Technik for the airframe maintenance and with GE for the engine maintenance of the 747-400 freighter aircraft, effective with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998.

     Maintenance expense increased to $131.2 million in 1999 from $96.6 million in 1998, or approximately 36%, primarily due to the increased size of our fleet. On a block hour basis, maintenance expense decreased year over year by approximately 6%.

     Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

     Aircraft and engine rentals were $51.2 million in 1999 compared to $14.6 million in 1998, or an increase of approximately 250%, primarily due to the six leased 747-400 aircraft, four of which were acquired in the second half of 1998 and one each which were acquired in the second and third quarters of 1999.

     Because of the nature of our ACMI Contracts, our airline customers bear all other operating expenses. As a result, we do not incur fuel and ground handling expenses except when we operate on our own behalf either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services include both the direct costs of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI Contract service include the costs associated with servicing our aircraft at the various airports to which we operate.

     Fuel and ground handling costs increased to $19.5 million for 1999 compared to $8.7 million for 1998, or approximately 124%. This was primarily due to increased charter activity and slightly higher fuel prices year over year.

     Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost.

     Depreciation and amortization expense increased to $78.4 million in 1999 from $59.1 million in 1998, or approximately 33%. This increase primarily reflected an increase of approximately 26% in owned aircraft from the fourth quarter of 1998 through the fourth quarter of 1999 and the higher ownership costs of the 747-400 compared to the 747-200.

     Other operating expenses include salaries, wages, benefits, travel and meal expenses for non-crew members and other miscellaneous operating costs.

     Other operating expenses increased to $68.7 million in 1999 from $37.1 million in 1998, or approximately 85%. On a block hour basis, these expenses increased to $627 per block hour in 1999 from $486 per block hour in 1998, or approximately 29%. The increase in cost from the prior year was due primarily to addition of ground personnel and other costs associated with the expansion of our fleet and operations.

     Other Income (Expense). Other income (expense) consists of interest income and interest expense. Interest income for 1999 was $20.0 million compared to $12.6 million for 1998, primarily due to increases in the amount of funds available for investing as well as an overall increase in the rates of return on investments. Interest expense increased to $108.7 million for 1999 from $74.9 million for 1998, or approximately 45%. This increase reflects the financing costs associated with the purchase of five additional aircraft in the second half of 1998; the purchase of three additional aircraft in 1999; and the issuance of $175 million of 9 1/4% Senior Notes due 2008 in

April 1998 and $150 million of 9 3/8% Senior Notes due 2006 in November 1998, of which a portion was used to extinguish the $100 million of 12 1/4% Equipment Notes due 2002 in January 1999.

     Income Taxes. Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued for taxes at the rate of 38.0% during 1999 and 37.2% during 1998. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of our tax provision in these periods is deferred.

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

     Other Income (Expense). Interest income for 1998 was $12.6 million compared to $7.4 million for 1997, primarily due to the investment of proceeds from our issuance of the 9 1/4% Senior Notes in April 1998, the 9 3/8% Senior Notes in November 1998 and the return of deposits and proceeds from financing the 747-400 freighter aircraft deliveries in the third and fourth quarters of 1998. Interest expense increased to $74.9 million for 1998 from $52.8 million for 1997, or approximately 42%. This increase resulted from the financing associated with the acquisition of additional 747-200 aircraft, the cost of freighter conversions between these periods and the issuance of $175 million of 9 1/4% Senior Notes in April 1998 and $150 million of 9 3/8% Senior Notes in November 1998.

     Income Taxes. Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued taxes at the rate of 37.2% during 1998 and 36.5% during 1997. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a majority of our tax provision in these periods is deferred.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had cash and cash equivalents of approximately $331.6 million, short-term investments of approximately $141.6 million and working capital of approximately $330.3 million. During 1999, cash and cash equivalents decreased approximately $118.0 million, principally reflecting cash provided from operations of $190.4 million, proceeds from equipment financings of $470.9 million, proceeds from the issuance of common stock of $15.6 million and net proceeds from the issuance of treasury stock of $0.3 million, partially offset by the net sale and purchase of investments in flight and other equipment of $334.5 million, net purchases of short-term investments of $119.4 million, principal reductions of indebtedness of $340.0 million and debt issuance costs of $1.3 million. Our overall borrowing level of $1.3 billion at December 31, 1999 was comparable to our overall borrowing level at December 31, 1998.

     At December 31, 1998, we had cash and cash equivalents of approximately $449.6 million, short-term investments of approximately $22.2 million and working capital of approximately $294.5 million. During 1998, cash and cash equivalents increased approximately $408.3 million, principally reflecting cash provided from operations of $102.7 million, proceeds from equipment financings of $775.9 million, net proceeds from the maturity and purchase of short-term investments of $89.4 million and proceeds from the issuance of common stock of $1.6 million, partially offset by the net sale and purchase of investments in flight and other equipment of $456.9 million, principal reductions of indebtedness of $89.9 million, debt issuance costs of $11.4 million and net treasury stock purchases of $3.1 million. Our overall borrowing level increased to $1.3 billion at December 31, 1998 from $.08 billion at December 31, 1997.

     In June 1997, we entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from GE, with options to purchase up to 10 additional 747-400 aircraft. We arranged leveraged lease financing for four 747-400 freighter aircraft and debt financing for one 747-400 freighter aircraft that were delivered in 1998. In April 1999, we arranged EETC debt financing for the remaining five aircraft, four of which were delivered in 1999, and one which was delivered in the first quarter of 2000. See discussion of the 1999 EETCs below. In February 1999, we exercised options for two additional 747-400 freighter aircraft, which are currently scheduled for delivery in 2000. In January 2000, we arranged EETC debt financing for those two aircraft. See discussion of the 2000 EETCs below. The Boeing Purchase Agreement requires that we pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, we expect the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $43.8 million for the remaining two firm aircraft, which was paid as of December 31, 1999 and was included in flight equipment. Upon each delivery, Boeing refunds us the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which we accrue and pay interest quarterly at 6-month LIBOR, plus 2.0%. As of December 31, 1999, there was $111.0 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 7.96%.

     In November 1998, we entered into a contract with Boeing to re-engine the only two Pratt & Whitney ("P&W") powered aircraft in our fleet from P&W engines to GE engines, in order to improve the performance of the aircraft and to improve the standardization of our fleet. We acquired the GE engines and other parts required for such re-engineing from a third party. These re-engineing efforts had no material financial impact due to the sale of the removed P&W engines, coupled with the value derived from the unused parts associated with the acquisition. The first re-engined aircraft was re-delivered to us in June 1999 and the second re-engined aircraft was re-delivered to us in August 1999. On a prospective basis, and as a result of these re-engineing efforts, we expect to incur lower maintenance costs related to these two aircraft compared to the costs we experienced prior to the re-engineing.

     In January 1999, we announced a 3-for-2 stock split in the form of a stock dividend to stockholders of record at the close of business on January 25, 1999. The new shares were delivered on February 8, 1999. The share data and earnings per share data for all periods presented in our December 31, 1999 audited consolidated financial statements have been restated to reflect the stock split.

     In January 1999, we purchased a Boeing Business Jet ("BBJ") from Boeing for approximately $32.0 million and immediately delivered the BBJ to a third party for installation of the interior business configuration. Shortly thereafter, we entered into a sale-leaseback transaction with GE Capital to finance the BBJ. In October 1999, the BBJ was delivered to us upon completion of the interior business configuration by a third party for which the costs were financed in part by GE Capital. This aircraft is used to transport our executives on business trips throughout the world. Our Chairman, President and CEO has agreed to share in the interior business configuration and operating costs of the BBJ.

     In January 1999, we used a portion of the proceeds from the previous issuance of $150 million of 9 3/8% Senior Notes due 2006 to redeem at 108% all $100 million outstanding of our 12 1/4% Equipment Notes due 2002. We recorded an approximate $6.6 million one-time extraordinary charge from the extinguishment of debt, net of an applicable tax benefit of approximately $3.9 million, in the first quarter of 1999. The redemption of the 12 1/4% Equipment Notes due 2002 eliminated liens on three 747-200 freighter aircraft.

     In April 1999, we completed an offering of $543.6 million Enhanced Equipment Trust Certificates (the "1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and a portion of the proceeds was used in the second and third quarters of 1999 to finance, through secured debt financings, the debt portion of the acquisition cost of three new 747-400 freighter aircraft from Boeing. In connection with these secured debt financings, we executed equipment notes in the aggregate amount of $325.1 million, with a weighted average interest rate of 7.6%. Subsequently, we entered into a sale-leaseback transaction with respect to one of these aircraft, which reduced the aggregate amount of equipment notes to $216.6 million. In the third quarter of 1999, a portion of the proceeds was used to finance through a leveraged lease an additional new 747-400 freighter aircraft which was delivered to us by Boeing. The remaining proceeds from the 1999 EETCs were used in the first quarter of 2000 to finance an aircraft delivery (see -- Recent Developments).

     In April 1999, we filed a $250 million shelf registration statement (the "$250 million Shelf Registration") with the Securities and Exchange Commission (the "SEC"). The $250 million Shelf Registration provides for debt or equity financing, or a combination of both, the net proceeds from which will be available for general corporate purposes, including but not limited to, repayment of indebtedness, capital expenditures, repurchase of common stock and acquisitions. The $250 million Shelf Registration was declared effective May 10, 1999.

     In September 1999, we entered into a sale-leaseback transaction for one of our 747-400 freighter aircraft. The net book value of this aircraft and the related debt were removed from the balance sheet.

     In November 1999, we sold one of our 747-200 freighter aircraft, which was financed under our Aircraft Credit Facility.

     In December 1999, we secured permanent financing in the amount of $30.0 million from Banc One Leasing Corporation for one of the 747-200 freighter aircraft originally financed under our Aircraft Credit Facility. The new financing carries a term of seven years at an annual interest rate of approximately 8.47% with quarterly debt service payments.

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

     Under the FAA's Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of our Boeing 747-200 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Fourteen aircraft in our 747-200 fleet have already undergone the major portion of such modifications. The remaining eight 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to us in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

     From time to time we engage in discussions with third parties regarding the possible acquisition or sale of aircraft in our fleet. We are currently in discussions with third parties for the possible acquisition and sale of additional aircraft for 2000 and beyond.

     We believe that cash on hand and the cash flow generated from our operations, combined with the proceeds of the $175 million of 9 1/4% Senior Notes due 2008 and the remaining proceeds from the $150 million of 9 3/8% Senior Notes due 2006, will be sufficient to meet our normal ongoing liquidity needs for the next twelve months.

  Year 2000

     We previously performed a review of our internal information systems for Year 2000 ("Y2K") automation problems through a company-wide effort, assisted by Y2K experienced consultants, to address internal Y2K system issues and, jointly with industry trade groups, issues related to key business partners which were common to other air carriers. We have not encountered any material Y2K compliance problems with respect to our internal systems and with respect to the systems of our key business partners. Costs incurred to become Y2K compliant did not exceed $300,000.

RECENT DEVELOPMENTS

     In January 2000, we completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 2000 EETCs transaction were deposited with an escrow agent and will be used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of the remaining two firm new 747-400 freighter aircraft from Boeing scheduled to be delivered to us in 2000.

     In the first quarter of 2000, Boeing delivered to us the tenth new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. The remaining proceeds from the 1999 EETCs were used to finance, through secured debt financing, the debt portion of the acquisition cost of this aircraft. In connection with this secured debt financing, we executed equipment notes in the aggregate amount of $109.9 million, with a weighted average interest rate of 7.64%.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. This statement was adopted in the first quarter of 1999 and did not have a material impact on our financial statements.

     In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. In accordance with SOP 98-5, initial application should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. During 1998, we deferred certain start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet. This statement was adopted in the first quarter of 1999 and the net-of-tax effect of its application was a one-time charge of approximately $1.4 million. In 1999, we continued to incur costs associated with the introduction of additional new Boeing 747-400 freighter aircraft into our fleet and expensed these costs as incurred.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and earlier application is encouraged. We have not yet quantified the impact, if any, of adopting SFAS No. 133 on our financial statements and have not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. We have reviewed SAB No. 101 and believe that we are in compliance with the SEC's interpretation of revenue recognition.

RISK FACTORS

     Investors and prospective investors should consider the following risk factors in conjunction with other information provided in this Form 10-K:

  Substantial Leverage; Ability to Service Debt

     We are highly leveraged. As of December 31, 1999, our total long term debt outstanding, net of current portion, was approximately $1.3 billion. Our high degree of leverage could have important consequences to prospective investors, including the following:

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

     Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance, our indebtedness and to make scheduled payments under our lease obligations depends on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance, however, that our business will continue to generate sufficient cash flow from operations in the future to service our debt. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on reasonably favorable terms.

  Possible Delivery Delays

     On June 9, 1997, we entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft to be powered by GE engines, with options to purchase up to 10 additional 747-400 aircraft. In February 1999, we exercised options for two additional aircraft for delivery in 2000. The first five aircraft were delivered in 1998, four aircraft were delivered in 1999 and one aircraft was delivered in the first quarter of 2000, with the remaining two aircraft scheduled to be delivered in 2000. We do not expect to experience any delivery delays associated with the engineer strike at Boeing; however, there can be no assurance in that regard.

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

  Dependence on Significant Customers; Geographic Concentration

     In 1999, China Airlines accounted for approximately 26%, and no other customer accounted for 10% or more, of our total operating revenues. We believe that our relationships with our customers are mutually satisfactory, as evidenced by the fact that we have renewed and, in certain cases, added a significant number of ACMI Contracts with our existing customers. However, there can be no assurance that any of our ACMI Contracts will be renewed upon their expiration. The scheduled termination dates for the current long-term ACMI Contracts range from 2001 to 2004. See "Business -- ACMI Contracts." The failure to renew any of our ACMI Contracts, or the renewal of any of our ACMI Contracts on less favorable terms, could have a material adverse effect. Additionally, we have concentrated a significant percentage of our resources in routes between the United States and Asia and the Pacific Rim and between Europe and Asia and the Pacific Rim. Any economic decline or any military or political disturbance in these areas of the world might prevent or interfere with our ability to provide service to our Asian and Pacific Rim destinations and could have a material adverse effect. We did not experience any adverse impact on our business as a result of economic and political turmoil in Asia in late 1998 and early 1999; however, there can be no assurance that a recurrence of the economic and political turmoil in Asia would not have an adverse impact on air cargo market growth generally, which could adversely affect our ability to obtain new ACMI Contracts or to renew existing ACMI Contracts.

  Operations Dependent Upon Limited Fleet

     Each of our aircraft is typically dedicated to the service of one or more ACMI Contracts. Although we utilize spare aircraft, in the event one or more of our aircraft were to be lost or out of service for an extended period of time, we may have difficulty fulfilling our obligations under one or more of our ACMI Contracts. While we believe that our insurance coverage is sufficient to cover the replacement cost of an aircraft, there can be no assurance that suitable replacement aircraft could be located or that, if located, we could contract for the services of such an aircraft without undertaking substantial costs. While we carry aircraft hull physical damage and third party liability insurance, any extended interruption of our operations due to the loss of an aircraft could have a material adverse effect.

  Utilization of Future Aircraft

     We have not yet finalized long-term ACMI Contracts for the two remaining 747-400 aircraft scheduled to be delivered in 2000. See "-- Possible Delivery Delays." The failure to generate adequate revenue from new aircraft pending the commencement of and service under ACMI Contracts, or the failure to secure ACMI Contracts for such aircraft as well as the aircraft currently in service in our fleet, could have a material adverse effect. See "Business -- Aircraft."

  Aging Aircraft

     Our fleet currently includes 22 Boeing 747-200 aircraft in service, all of which were manufactured between 1974 and 1986. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its "Aging Aircraft" program cause Boeing 747-200 aircraft operators to be subject to extensive aircraft examinations and require Boeing 747-200 aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. For instance, in November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of our Boeing 747-200 aircraft have been brought into compliance with such Directives. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future. The cost of compliance with Directives and of following Service Bulletins cannot currently be estimated, but could be substantial.

  Employee Relations

     In April 1999, we received notification from the NMB that our crew members voted for representation by ALPA. We expect our labor costs to decline initially since our Profit Sharing Plan excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, we filed an action in the District Court seeking a declaratory judgment confirming, inter alia, the enforceability of the Profit Sharing Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the Profit Sharing Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the District Court entered a summary judgment in our favor ruling that we did not violate the Railway Labor Act when we eliminated crew members' participation in the Profit Sharing Plan following ALPA's certification as the crew members' collective bargaining agent. In addition, the District Court dismissed all other claims in the case. ALPA has subsequently filed an appeal of the District Court's decision.

  Regulatory Matters

     Under the Aviation Act, the DOT and the FAA exercise regulatory authority over us. We have obtained the necessary authority to conduct flight operations, including a CPCN from the DOT and an Air Carrier Operating Certificate from the FAA; however, the continuation of such authority is subject to our continued compliance with applicable statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. All air carriers are subject to the strict scrutiny and inspection by FAA officials and to the imposition of new regulatory requirements that can negatively affect their operations. We are considered to be a high-growth carrier by the FAA and, therefore, receive heightened attention by the FAA and DOT. FAA approval is required for each of our long-term ACMI Contracts and DOT approval is required for each of our long-term ACMI Contracts with foreign air carriers. In addition, FAA approval is required for each of our short-term seasonal ACMI Contracts. In order to provide service to foreign points, we must also obtain permission for such operations from the applicable foreign governments and certain airport authorities. See "Business -- Governmental Regulation." Moreover, in many instances ACMI Contracts are subject to prior and/or periodic approvals of foreign governments, whose decisions can be affected by ongoing negotiations and relations with the United States. Failure to obtain FAA, DOT and/or foreign approvals could have a material adverse effect. In addition, DOT regulates the transportation of hazardous materials by air cargo carriers. Although customers are required to label shipments that contain hazardous materials, customers may not inform us when their cargo includes hazardous materials. Although we have never had such an incident, the transportation of unmanifested hazardous materials could result in fines, penalties, banning hazardous materials from our aircraft for a period of time, possible damage to our aircraft or other liability.

  Control by Principal Stockholder

     As of December 31, 1999 Michael A. Chowdry, the founder, our Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 56.5% of our outstanding common stock. As a result, Mr. Chowdry is able to direct and control our policies, including the election of directors, mergers, sales of assets and other such transactions.

  Dependence Upon Key Management Personnel

     We believe that our success in acquiring ACMI Contracts and managing our operations will depend substantially upon the continued services of many of our present executive officers. The loss of the services of any of such persons could have a material adverse effect on our business. We have employment agreements with such officers, which are generally terminable at any time by either party.

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

FORWARD-LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "-- Risk Factors" and elsewhere in this Form 10-K.

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

                                                                                                              FAIR
EXPECTED MATURITY DATES:       2000       2001       2002       2003       2004     THEREAFTER    TOTAL      VALUE
------------------------     --------   --------   --------   --------   --------   ----------   --------   --------
Assets
  Cash equivalents
    Fixed rate.............  $224,725   $     --   $     --   $     --   $     --    $     --    $224,725   $224,711
    Avg. interest rate.....      6.2%       -- %       -- %       -- %       -- %        -- %        6.2%
  Short-term investments
    Fixed rate.............  $139,299   $     --   $     --   $     --   $     --    $     --    $139,299   $138,696
    Avg. interest rate.....      5.9%       -- %       -- %       -- %       -- %        -- %        5.9%
Long-term debt
  Fixed rate...............  $ 32,345   $ 32,066   $ 33,035   $ 43,048   $ 23,033    $743,996    $907,523   $876,068
  Avg. interest rate.......      8.1%       8.2%       8.2%       8.6%       7.8%        9.0%        8.9%
  Floating rate............  $ 63,566   $114,647   $106,777   $ 45,200   $111,300    $     --    $441,490   $441,490
  Avg. interest rate.......        (1)        (1)        (1)        (1)        (1)         (1)         (1)
Swap (notional amount).....  $ 25,654   $ 25,654   $ 25,654   $ 25,654   $ 25,654    $ 37,516    $165,786   $   (963)(4)
  Avg. interest rate
    Floating rate payee....        (2)        (2)        (2)        (2)        (2)         (2)         (2)
    Fixed rate payer.......        (3)        (3)        (3)        (3)        (3)         (3)         (3)

---------------

(1) Floating rate is a weighted average of the combined LIBOR and Eurodollar all in rates, which was 8.5% at December 31, 1999.

(2) Floating rate is the 3 month LIBOR rate which was 6.11% at December 31, 1999.

(3) Fixed rate is 6.22% for the calculation period from November 30, 1999 to November 28, 2000 and 6.47% thereafter.

(4) In 1997, we entered into an interest rate swap with a financial intermediary for the purpose of hedging our floating rate debt. The fair value of the interest rate swap is based on published trading prices at December 31, 1999. While it is not our intention to terminate the interest rate swap, it is estimated that we would have had to pay approximately $963,000 in settlement at December 31, 1999.

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

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     None required.

     (a)(3) LIST OF EXHIBITS.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
              +3.2       -- Restated Certificate of Incorporation of the Company.
               3.3       -- Amended and Restated By-Laws of the Company.
             +10.14      -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
             +10.15      -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
             +10.16      -- Atlas Air, Inc. Employee Stock Purchase Plan.
              10.17      -- Amended Atlas Air, Inc. Profit Sharing Plan.
             +10.18      -- Atlas Air, Inc. Retirement Plan.
            ++10.19      -- Employment Agreement between the Company and Michael A.
                            Chowdry.
            ++10.20      -- Employment Agreement between the Company and Richard H.
                            Shuyler.
            ++10.23      -- Employment Agreement between the Company and James T.
                            Matheny.
             +10.26      -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
           ***10.53      -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
      ***/****10.55      -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
            **10.56      -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.
            **10.58      -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
            **10.59      -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
            **10.60      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
            **10.61      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
            **10.62      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N507MC.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            **10.63      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
            **10.64      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
            **10.65      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
            **10.66      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.
            **10.67      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N507MC.
            **10.68      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
            **10.69      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.
            **10.70      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
            **10.71      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
            **10.72      -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto)
            **10.75      -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.
            **10.76      -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
            **10.77      -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
            **10.78      -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
            **10.79      -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
            **10.80      -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
             *10.81      -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
            **10.82      -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.
            **10.84      -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
            **10.85      -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997
       **/****10.86      -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
            **10.87      -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
            ++10.90      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.
            ++10.91      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
            ++10.92      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.
            ++10.93      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
            ++10.94      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
            ++10.95      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
            ++10.96      -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
            ++10.97      -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
            ++10.98      -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
            ++10.99      -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            ++10.100     -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
            ++10.101     -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
            ++10.102     -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
            ++10.103     -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.
            ++10.104     -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
            ++10.105     -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
            ++10.106     -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
            ++10.107     -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.
            ++10.108     -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
            ++10.109     -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
         *****10.111     -- Form of Indenture, dated April 9, 1998, between the
                            Company and State Street Bank and Trust company, as
                            Trustee, relating to the 9 1/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
    ****/*****10.114     -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
    ****/*****10.115     -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
    ****/*****10.116     -- General Terms Agreement between the Company and General
                            Electric Company dated June 6, 1997.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        ******10.117     -- Form of Indenture, dated November 18, 1998, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 9 3/8% Senior Notes (with form
                            of Note attached as exhibit thereto).
        ++++++10.118     -- Employment Agreement dated June 22, 1998, between the
                            Company and Thomas G. Scott.
           +++10.119     -- Underwriting Agreement, dated April 5, 1999, among Atlas
                            Air, Inc., Morgan Stanley & Co. Incorporated, BT Alex.
                            Brown Incorporated, ING Baring Furman Selz LLC and CIBC
                            Oppenheimer Corp.
           +++10.120     -- Revolving Credit Agreement (1999-1A-1), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and ABN AMRO Bank N.V., Chicago
                            Branch, as Liquidity Provider.
           +++10.121     -- Revolving Credit Agreement (1999-1A-2), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and ABN AMRO Bank N.V., Chicago
                            Branch, as Liquidity Provider.
           +++10.122     -- Revolving Credit Agreement (1999-1B), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           +++10.123     -- Revolving Credit Agreement (1999-1C), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           +++10.124     -- Guarantee, dated April 13, 1999, by Morgan Stanley Dean
                            Witter & Co. relating to Revolving Credit Agreement
                            (1999-1B).
           +++10.125     -- Guarantee, dated April 13, 1999, by Morgan Stanley Dean
                            Witter & Co. relating to Revolving Credit Agreement
                            (1999-1C).
           +++10.126     -- Pass Through Trust Agreement, dated as of April 1, 1999, between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc.
           +++10.127     -- Trust Supplement No. 1999-1A-1, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999.
           +++10.128     -- Trust Supplement No. 1999-1A-2, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999.
           +++10.129     -- Trust Supplement No. 1999-1B, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999.
           +++10.130     -- Trust Supplement No. 1999-1C, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999.
           +++10.131     -- Intercreditor Agreement, dated as of April 13, 1999,
                            among Wilmington Trust Company, as Trustee, ABN AMRO Bank
                            N.V, Chicago Branch, as Class A-1 Liquidity Provider and
                            Class A-2 Liquidity Provider, Morgan Stanley Capital
                            Services, Inc., as Class B Liquidity Provider and Class C
                            Liquidity Provider, and Wilmington Trust Company, as
                            Subordination Agent and Trustee.
           +++10.132     -- Deposit Agreement (Class A-1), dated as of April 13,
                            1999, between First Security Bank, National Association,
                            as Escrow Agent, and Credit Suisse First Boston, New York
                            Branch, as Depositary.
           +++10.133     -- Deposit Agreement (Class A-2), dated as of April 13,
                            1999, between First Security Bank, National Association,
                            as Escrow Agent, and Credit Suisse First Boston, New York
                            Branch, as Depositary.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +++10.134     -- Deposit Agreement (Class B), dated as of April 13, 1999, between First Security Bank, National Association, as
                            Escrow Agent, and Credit Suisse First Boston, New York
                            Branch, as Depositary.
           +++10.135     -- Deposit Agreement (Class C), dated as of April 13, 1999, between First Security Bank, National Association, as
                            Escrow Agent, and Credit Suisse First Boston, New York
                            Branch, as Depositary.
           +++10.136     -- Escrow and Paying Agent Agreement (Class A-1), dated as of April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent.
           +++10.137     -- Escrow and Paying Agent Agreement (Class A-2), dated as of April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent.
           +++10.138     -- Escrow and Paying Agent Agreement (Class B), dated as of
                            April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent.
           +++10.139     -- Escrow and Paying Agent Agreement (Class C), dated as of
                            April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent.
           +++10.140     -- Note Purchase Agreement, dated as of April 13, 1999,
                            among Atlas Air Inc., Wilmington Trust Company, as
                            Trustee, Wilmington Trust Company, as Subordination
                            Agent, First Security Bank, National Association, as
                            Escrow Agent, and Wilmington Trust Company, as Paying
                            Agent.
           +++10.141     -- Form of Leased Aircraft Participation Agreement
                            (Participation Agreement among Atlas Air, Inc., Lessee,
                                                , Owner Participant, First Security
                            Bank, National Association, Owner Trustee, and Wilmington
                            Trust Company, Mortgagee and Loan Participant) (Exhibit
                            A-1 to Note Purchase Agreement).
           +++10.142     -- Form of Lease (Lease Agreement between First Security
                            Bank, National Association, Lessor, and Atlas Air, Inc.,
                            Lessee) (Exhibit A-2 to Note Purchase Agreement).
           +++10.143     -- Form of Leased Aircraft Indenture (Trust Indenture and
                            Mortgage between First Security Bank, National
                            Association, Owner Trustee, and Wilmington Trust Company,
                            Mortgagee) (Exhibit A-3 to Note Purchase Agreement).
           +++10.144     -- Form of Leased Aircraft Trust Agreement (Trust Agreement
                            between                     and First Security Bank,
                            National Association) (Exhibit A-5 to Note Purchase
                            Agreement).
           +++10.145     -- Form of Owned Aircraft Participation Agreement
                            (Participation Agreement between Atlas Air, Inc., Owner,
                            and Wilmington Trust Company, as Mortgagee, Subordination
                            Agent and Trustee) (Exhibit C-1 to Note Purchase
                            Agreement).
           +++10.146     -- Form of Owned Aircraft Indenture (Trust Indenture and
                            Mortgage between Atlas Air, Inc., Owner, and Wilmington
                            Trust Company, Mortgagee) (Exhibit C-2 to Note Purchase
                            Agreement).
           +++10.147     -- 7.20% Atlas Air Pass Through Certificate 1999-1A-1,
                            Certificate No. A-1-1.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +++10.148     -- 7.20% Atlas Air Pass Through Certificate 1999-1A-1,
                            Certificate No. A-1-2.
           +++10.149     -- 6.88% Atlas Air Pass Through Certificate 1999-1A-2,
                            Certificate No. A-2-1.
           +++10.150     -- 7.63% Atlas Air Pass Through Certificate 1999-1B-1,
                            Certificate No. B-1.
           +++10.151     -- 8.77% Atlas Air Pass Through Certificate 1999-1C-1,
                            Certificate No. C-1.
              10.152     -- Agreement of Lease between Texaco, Inc., Landlord, and
                            the Company, Tenant, 2000 Westchester Avenue, White
                            Plains, New York 10650 dated November 9, 1999.
              10.153     -- Atlas Air, Inc. Annual Incentive Compensation Plan.
              10.154     -- Atlas Air, Inc. Long-Term Incentive Plan.
              10.155     -- Amendments to the Atlas Air, Inc. 1995 Long Term
                            Incentive and Stock Award Plan. (The Atlas Air, Inc. 1995
                            Long Term Incentive and Stock Award Plan is filed as
                            Exhibit 10.15, which is incorporated by reference in this
                            Report.)
            ++21.1       -- Subsidiaries of the Registrant.
              24         -- Powers of Attorney (set forth on the signature page of
                            the Report).
              27         -- Financial Data Schedule.

---------------

   +++ Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated April 13, 1999.

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

     + Incorporated by reference to the exhibits to the Company's Registration
       Statement on Form S-1 (No. 33-90304).

     ++ Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 33-97892).

     ++++ Incorporated by reference to the exhibits to the Company's
          Registration Statement on Form S-4 (No. 333-51819).

   ++++++ Incorporated by reference to the exhibits to the Company's Annual
          Report for 1998 on Form 10-K.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2000.

                                            ATLAS AIR, INC.

                                            By:      /s/ STANLEY J. GADEK
                                              ----------------------------------

                                                       Stanley J. Gadek
                                               Acting Chief Financial Officer,
                                                  Vice President-Controller
                                                 Principal Accounting Officer

                               POWERS OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes Stanley J. Gadek and Richard H. Shuyler, and each of them singly, such person's true and lawful attorneys, each with full power of substitution to sign for such person and in such person's name and capacity indicated below, and any and all amendments to this Report, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming such person's signature as it may be signed by said attorneys to any and all amendments.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ MICHAEL A. CHOWDRY                  Chairman of the Board of        March 21, 2000
-----------------------------------------------------    Directors, Chief Executive
                 Michael A. Chowdry                      Officer and President

               /s/ RICHARD H. SHUYLER                  Executive Vice President --     March 21, 2000
-----------------------------------------------------    Strategic Planning,
                 Richard H. Shuyler                      Treasurer and Director

                  /s/ BERL BERNHARD                    Director                        March 21, 2000
-----------------------------------------------------
                    Berl Bernhard

              /s/ LAWRENCE W. CLARKSON                 Director                        March 21, 2000
-----------------------------------------------------
                Lawrence W. Clarkson

                  /s/ DAVID K.P. LI                    Director                        March 21, 2000
-----------------------------------------------------
                    David K.P. Li

               /s/ DAVID T. MCLAUGHLIN                 Director                        March 21, 2000
-----------------------------------------------------
                 David T. McLaughlin

                   /s/ BRIAN ROWE                      Director                        March 21, 2000
-----------------------------------------------------
                     Brian Rowe

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlas Air, Inc.:

     We have audited the accompanying consolidated balance sheets of Atlas Air, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
  January 25, 2000.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $  331,605   $  449,627
  Short-term investments....................................     141,555       22,187
  Accounts receivable and other, net........................      92,979       86,234
                                                              ----------   ----------
          Total current assets..............................     566,139      558,048
Property and equipment:
  Flight equipment..........................................   1,732,543    1,527,921
  Other.....................................................      19,172       11,584
                                                              ----------   ----------
                                                               1,751,715    1,539,505
  Less accumulated depreciation.............................    (208,465)    (146,311)
                                                              ----------   ----------
          Net property and equipment........................   1,543,250    1,393,194
Other assets:
  Debt issuance costs, net of accumulated amortization of
     $14,281 and $10,413....................................      27,201       32,224
  Deposits..................................................       5,780        5,403
                                                              ----------   ----------
                                                                  32,981       37,627
                                                              ----------   ----------
          Total assets......................................  $2,142,370   $1,988,869
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........................  $   95,929   $  155,452
  Accounts payable and accrued expenses.....................     139,929      100,051
  Income tax payable........................................          --        8,034
                                                              ----------   ----------
          Total current liabilities.........................     235,858      263,537
Long-term debt, net of current portion......................   1,253,084    1,166,460
Other liabilities...........................................     228,075      235,308
Deferred income taxes.......................................      67,653       39,674
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred Stock, $1 par value; 10,000,000 shares
     authorized; no shares issued...........................          --           --
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 34,480,946 and 33,819,882 shares issued....         345          338
  Additional paid-in capital................................     198,002      178,131
  Retained earnings.........................................     162,194      108,892
  Deferred Compensation -- Restricted Stock.................        (404)          --
  Treasury Stock, at cost; 115,906 and 164,403 shares.......      (2,437)      (3,471)
                                                              ----------   ----------
          Total stockholders' equity........................     357,700      283,890
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $2,142,370   $1,988,869
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
Revenues:
  Contract services.........................................  $ 618,866   $400,981   $383,824
  Charters, scheduled services and other....................     18,215     21,257     17,217
                                                              ---------   --------   --------
          Total operating revenues..........................    637,081    422,238    401,041
Operating expenses:
  Flight crew salaries and benefits.........................     48,064     35,549     30,153
  Other flight-related expenses.............................     52,521     34,712     28,784
  Maintenance...............................................    131,189     96,636    123,820
  Aircraft and engine rentals...............................     51,173     14,616     31,644
  Fuel and ground handling..................................     19,545      8,714     10,816
  Depreciation and amortization.............................     78,379     59,082     42,945
  Other.....................................................     68,721     37,080     49,777
  Write-off of capital investment and other.................         --         --     27,100
                                                              ---------   --------   --------
          Total operating expenses..........................    449,592    286,389    345,039
Operating income............................................    187,489    135,849     56,002
Other income (expense):
  Interest income...........................................     20,006     12,603      7,365
  Interest expense..........................................   (108,660)   (74,901)   (52,834)
                                                              ---------   --------   --------
                                                                (88,654)   (62,298)   (45,469)
                                                              ---------   --------   --------
Income before income taxes, extraordinary items and
  cumulative effect of a change in accounting principle.....     98,835     73,551     10,533
Provision for income taxes..................................    (37,556)   (27,334)    (3,844)
                                                              ---------   --------   --------
Income before extraordinary items and cumulative effect of a
  change in accounting principle............................     61,279     46,217      6,689
Extraordinary items:
  (Loss) gain from extinguishment of debt, net of applicable
     tax benefit (provision) of $3,872 and $(9,622).........     (6,593)        --     16,740
Cumulative effect of a change in accounting principle, net
  of applicable tax benefit of $850.........................     (1,416)        --         --
                                                              ---------   --------   --------
          Net income........................................  $  53,270   $ 46,217   $ 23,429
                                                              =========   ========   ========
Basic earnings per share (Note 13):
  Income before extraordinary items and cumulative effect of
     a change in accounting principle.......................  $    1.79   $   1.37   $    .20
  Extraordinary items.......................................      (0.19)        --        .50
  Cumulative effect of a change in accounting principle.....      (0.04)        --         --
                                                              ---------   --------   --------
  Net income................................................  $    1.56   $   1.37   $    .70
                                                              =========   ========   ========
  Weighted average common shares............................     34,245     33,675     33,675
                                                              =========   ========   ========
Diluted earnings per share (Note 13):
  Income before extraordinary items and cumulative effect of
     a change in accounting principle.......................  $    1.77   $   1.37   $    .20
  Extraordinary items.......................................      (0.19)        --        .49
  Cumulative effect of a change in accounting principle.....      (0.04)        --         --
                                                              ---------   --------   --------
  Net income................................................  $    1.54   $   1.37   $    .69
                                                              =========   ========   ========
  Weighted average common shares............................     34,500     33,841     33,803
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 13)
                                 (IN THOUSANDS)

                                 COMMON STOCK     ADDITIONAL                                            TOTAL
                                ---------------    PAID-IN     RETAINED   TREASURY     DEFERRED     STOCKHOLDERS'
                                SHARES   AMOUNT    CAPITAL     EARNINGS    STOCK     COMPENSATION      EQUITY
                                ------   ------   ----------   --------   --------   ------------   -------------
Balance, December 31, 1996....  33,675    $337     $176,141    $ 39,543   $  (236)      $  --         $215,785
  Purchase of Treasury
     Stock....................      --      --           --          --    (1,051)         --           (1,051)
  Issuance of Treasury
     Stock....................      --      --           --        (169)      835          --              666
  Net income..................      --      --           --      23,429        --          --           23,429
                                ------    ----     --------    --------   -------       -----         --------
Balance, December 31, 1997....  33,675     337      176,141      62,803      (452)         --          238,829
  Exercise of stock options,
     including income tax
     benefits of $431.........     145       1        1,990          --        --          --            1,991
  Purchase of Treasury
     Stock....................      --      --           --          --    (4,027)         --           (4,027)
  Issuance of Treasury
     Stock....................      --      --           --        (128)    1,008          --              880
  Net income..................      --      --           --      46,217        --          --           46,217
                                ------    ----     --------    --------   -------       -----         --------
Balance, December 31, 1998....  33,820     338      178,131     108,892    (3,471)         --          283,890
  Exercise of stock options,
     including income tax
     benefits of $4,220.......     661       7       19,871          --        --          --           19,878
  Purchase of Treasury
     Stock....................      --      --           --          --      (776)         --             (776)
  Issuance of Treasury
     Stock....................      --      --           --          32     1,810          --            1,842
  Deferred compensation --
     Restricted Stock.........      --      --           --          --        --        (404)            (404)
  Net income..................      --      --           --      53,270        --          --           53,270
                                ------    ----     --------    --------   -------       -----         --------
Balance, December 31, 1999....  34,481    $345     $198,002    $162,194   $(2,437)      $(404)        $357,700
                                ======    ====     ========    ========   =======       =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1999        1998         1997
                                                            ---------   ---------   -----------
OPERATING ACTIVITIES:
Net income................................................  $  53,270   $  46,217   $    23,429
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................     78,379      59,230        44,506
  Amortization of debt issuance and lease financing
     costs................................................      1,514       4,465         3,620
  Net gain on disposition of property and equipment.......     (3,586)         --        (1,029)
  Write-off of capital investment and other...............         --          --        27,100
  Extraordinary loss (gain)...............................     10,465          --       (26,363)
  Write-off of start-up costs.............................      2,266          --            --
  Deferred income taxes...................................     32,199       9,020        11,622
  Changes in operating assets and liabilities:
     Accounts receivable and other........................     (6,745)    (30,532)      (16,052)
     Deposits and other...................................       (377)     (1,574)       (1,040)
     Accounts payable and accrued expenses................     31,020       8,033        25,166
     Income tax payable...................................     (8,034)      7,880        (6,113)
                                                            ---------   ---------   -----------
          Net cash provided by operating activities.......    190,371     102,739        84,846
INVESTING ACTIVITIES:
Purchase of property and equipment........................   (370,521)   (456,926)     (364,961)
Proceeds from sale of property and equipment..............     36,000          --         3,750
Purchase of short-term investments........................   (139,368)   (150,516)   (2,505,530)
Maturity of short-term investments........................     20,000     239,964     2,508,765
                                                            ---------   ---------   -----------
          Net cash used in investing activities...........   (453,889)   (367,478)     (357,976)
FINANCING ACTIVITIES:
Issuance of Common Stock..................................     15,658       1,560            --
Purchase of Treasury Stock................................       (776)     (4,025)       (1,051)
Issuance of Treasury Stock................................      1,034         878           666
Net proceeds from debt issuance and lease financing.......    470,860     775,933       815,767
Principal payments on notes payable.......................   (339,955)    (89,895)     (494,121)
Debt issuance costs and deferred lease costs..............     (1,325)    (11,419)      (16,590)
                                                            ---------   ---------   -----------
          Net cash provided by financing activities.......    145,496     673,032       304,671
                                                            ---------   ---------   -----------
          Net (decrease) increase in cash.................   (118,022)    408,293        31,541
Cash and cash equivalents at beginning of period..........    449,627      41,334         9,793
                                                            ---------   ---------   -----------
Cash and cash equivalents at end of period................  $ 331,605   $ 449,627   $    41,334
                                                            =========   =========   ===========

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

  Property and Equipment

     Owned aircraft are stated at cost. Expenditures for major additions, improvements, flight equipment modifications and certain overhaul and maintenance costs are capitalized. A significant portion of scheduled and unscheduled maintenance is contracted with four maintenance providers under long-term agreements pursuant to which monthly reserve payments are made to the providers based on flight-hours and such amounts are charged to expense currently. Other maintenance and repairs are charged to expense as incurred, except for significant engine overhaul maintenance which is capitalized and charged to expense on a flight-hour basis and D checks which are capitalized and amortized over the corresponding life. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts and any gain or loss is reflected in the results of operations. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management evaluates the recorded asset balances, net of accumulated depreciation, for impairment based on the undiscounted future cash flows associated with the asset.

  Capitalized Interest

     Interest attributable to funds used to finance the acquisition and modification of aircraft is capitalized as an additional cost of the related aircraft. Interest is capitalized at the Company's weighted average interest rate on long-term debt, or where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the aircraft is placed in service. Capitalized interest was $21,825,000, $34,825,000 and $16,115,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Debt Issuance Costs

     Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method. In January 1999, $2,491,000 of unamortized debt issuance costs was charged to the extraordinary loss recognized upon extinguishment of the 12 1/4% Equipment Notes due 2002 (see Note 3). In May 1997, $3,647,000 of unamortized debt issuance costs was charged against the extraordinary

                        ATLAS AIR, INC. AND SUBSIDIARIES
gain recognized upon early extinguishment of certain debt. Amortization of debt issuance costs was $5,231,000, $5,383,000 and $3,620,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

  Earnings per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed similar to basic EPS except that the weighted-average number of common shares outstanding during the period is adjusted for the incremental shares attributed to outstanding options to purchase common stock. Options to acquire 561,000, 609,750 and 607,500 shares in 1999, 1998 and 1997, respectively, and after taking into account a 3-for-2 stock split (see Note 13), were not included in the computation of diluted EPS because the option price was greater than the average market price of the Company's common stock.

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

  Significant Customers and Concentration of Credit Risk

     For the year ended December 31, 1999, China Airlines Ltd. accounted for approximately 26%, and no other customer accounted for 10% or more, of the Company's total revenues. For the year ended December 31, 1998, China Airlines Ltd. and Lineas Aereas Suramericanas, S. A. ("LAS") accounted for approximately 33% and

                        ATLAS AIR, INC. AND SUBSIDIARIES

10% of the Company's total revenues, respectively. For the year ended December 31, 1997, China Airlines Ltd. and Fast Air accounted for approximately 34% and 11% of the Company's total revenues, respectively. Accounts receivable from these principal customers were $14,152,000 and $23,126,000 in the aggregate at December 31, 1999 and 1998, respectively.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

  Supplemental Cash Flow Information

     The aggregate interest payments made by the Company were $115,521,000, $100,362,000 and $55,097,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

     The Company made federal and state income tax payments of approximately $12,620,000, $10,374,000 and $7,959,000 in the years ended December 31, 1999,
1998 and 1997, respectively.

  Recent Pronouncements

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. This statement was adopted in the first quarter of 1999 and did not have a material impact on the Company's financial statements.

     In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. In accordance with SOP 98-5, initial application should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. During 1998, the Company deferred certain start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into its fleet. The Company adopted this statement in the first quarter of 1999 and the net-of-tax effect of its application was a one-time charge of approximately $1.4 million. In 1999, the Company continued to incur costs associated with the introduction of additional new Boeing 747-400 freighter aircraft into its fleet and expensed these costs as incurred.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and earlier application is encouraged. The Company has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

                        ATLAS AIR, INC. AND SUBSIDIARIES

2. SHORT-TERM INVESTMENTS

     The Company invests excess cash in part in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following tables sets forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of December 31, 1999 and 1998 (in thousands):

                                   AGGREGATE    GROSS UNREALIZED   GROSS UNREALIZED   >(AMORTIZATION)
          SECURITY TYPE            FAIR VALUE    HOLDING GAINS      HOLDING LOSSES       ACCRETION
          -------------            ----------   ----------------   ----------------   ---------------
DECEMBER 31, 1999:
Included in cash and cash
  equivalents:
  CDs and equivalents............   $ 20,002          $  1               $ --              $ --
  Commercial Paper...............     57,296             2                 --                62
  Corporate Bonds................     42,998            --                 11                51
  Market Auction Preferreds......     98,900            --                  3                --
  Other..........................      1,751            --                  3                --
                                    --------          ----               ----              ----
          Totals.................   $220,947          $  3               $ 17              $113
                                    ========          ====               ====              ====
Included in short-term
  investments:
  Corporate Bonds................   $ 29,041          $ --               $199              $(15)
  Corporate Notes................     40,306            --                255               (20)
  Euro Dollar Bonds..............     15,034            --                 92                (8)
  Market Auction Preferreds......     17,000            --                 --                --
  U.S. Government Agencies.......     31,953            --                 36                 1
  Other..........................      5,362            --                 21                22
                                    --------          ----               ----              ----
          Totals.................   $138,696          $ --               $603              $(20)
                                    ========          ====               ====              ====
DECEMBER 31, 1998:
Included in cash and cash
  equivalents:
  Commercial Paper...............   $ 59,549          $ --               $  3              $ 91
  Corporate Bonds................     15,000            --                 --                --
  Corporate Notes................     10,425            --                  1                (2)
  Market Auction Preferreds......    254,050            --                 --                --
                                    --------          ----               ----              ----
          Totals.................   $339,024          $ --               $  4              $ 89
                                    ========          ====               ====              ====
Included in short-term
  investments:
  Medium Term Notes..............   $  4,999          $ --               $ (1)             $  2
  Market Auction Preferreds......     17,000            --                 --                --
                                    --------          ----               ----              ----
          Totals.................   $ 21,999          $ --               $ (1)             $  2
                                    ========          ====               ====              ====

In addition, accrued interest on cash equivalents and short-term investments at December 31, 1999 was approximately $1.4 million and $2.3 million, respectively. Accrued interest on cash equivalents and short-term investments at December 31, 1998 was approximately $1.1 million and $0.2 million, respectively. Interest earned on these investments and related maturities are reinvested in similar securities. Securities included in short-term investments have maturity dates of less than one year.

                        ATLAS AIR, INC. AND SUBSIDIARIES

3. LONG-TERM DEBT

     Long-term debt and current maturities are as follows (in thousands):

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                  1999          1998
                                                              ------------   ----------
12 1/4% Equipment Notes due 2002............................   $       --    $  100,000
Aircraft Credit Facility....................................      135,904       200,000
AFL Term Loan Facility......................................      146,050       168,650
AFL II Term Loan Facility...................................      146,050       168,650
10 3/4% Senior Notes due 2005...............................      150,000       150,000
9 1/4% Senior Notes due 2008................................      174,794       174,778
9 3/8% Senior Notes due 2006................................      150,000       150,000
1998 EETCs..................................................      107,889       107,889
1999 EETCs..................................................      216,624            --
Other.......................................................      121,702       101,945
                                                               ----------    ----------
                                                                1,349,013     1,321,912
Current maturities..........................................      (95,929)     (155,452)
                                                               ----------    ----------
Long-term debt, net.........................................   $1,253,084    $1,166,460
                                                               ==========    ==========

     Covenants with respect to the Company's debt instruments require that certain financial ratios be maintained, such as a consolidated fixed charge coverage ratio, a maximum leverage ratio and a minimum interest coverage ratio.

  12 1/4% Equipment Notes due 2002

     In the fourth quarter of 1995 and the first quarter of 1996, the Company issued 12 1/4% Equipment Notes due 2002 (the "12 1/4% Equipment Notes due 2002") to finance a portion of the acquisition and conversion cost of three Boeing 747-200 aircraft. The 12 1/4% Equipment Notes due 2002 were redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 1998 at redemption prices ranging from 108% in 1998 to 100% in 2001 and thereafter, together with accrued and unpaid interest, if any, to the date of redemption. In January 1999, the Company used a portion of the proceeds from the previous issuance of $150 million of 9 3/8% Senior Notes due 2006 (see below) to redeem at 108% all $100 million outstanding of the 12 1/4% Equipment Notes due 2002. The Company recorded an approximate $6.6 million one-time extraordinary charge from the extinguishment of debt, net of an applicable tax benefit of approximately $3.9 million, in the first quarter of 1999. The redemption of the 12 1/4% Equipment Notes due 2002 eliminated liens on three 747-200 freighter aircraft.

  Aircraft Credit Facility

     In May 1996, the Company entered into a revolving credit facility (the "Aircraft Credit Facility") with Goldman Sachs Credit Partners L.P., as Syndication Agent, and Bankers Trust Company ("BTCo"), as Administrative Agent, which provides for the acquisition and conversion of flight equipment. The Aircraft Credit Facility, as amended, provides for a $200 million revolving credit facility with a two-year revolving period and a subsequent two-year term loan period, from October 1, 2000 to September 30, 2002, in the event that permanent financing has not been obtained for any flight equipment financed under the facility. At the time of each borrowing, the Company must select either a Base Rate Loan (prime rate, plus 1.0% through September 30, 2000, thereafter plus 1.5%) or a Eurodollar Rate Loan (Eurodollar rate, plus 2.0% through September 30, 2000, thereafter plus 2.5%). The Company selected the Eurodollar Rate Loan for substantially all borrowings in 1997, 1998 and a majority of the borrowings in 1999. The weighted average interest rate on borrowings outstanding under the Aircraft Credit Facility was 9.0% at December 31, 1999. Each borrowing is secured by a first priority security interest in the collateral flight equipment of that borrowing. Certain tests must be met before each

                        ATLAS AIR, INC. AND SUBSIDIARIES
purchase of aircraft and related drawdown on the facility. To date, the Company has met these tests. If, in the future, the Company cannot meet all the tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, it believes that other financing sources would be available or that it would acquire aircraft using its internal cash or seek a waiver of any necessary conditions. As of December 31, 1999, the Company had approximately $135.9 million outstanding under the Aircraft Credit Facility.

     Covenants with respect to the Aircraft Credit Facility require specific levels of insurance, as well as contain requirements regarding possession, maintenance, and lease or transfer of the flight equipment. Certain covenants applicable to the Company include, among other restrictions: limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, and leases. The Company is in compliance with all such covenants as of December 31, 1999.

  AFL Term Loan Facility

     In May 1997, the Company formed a wholly-owned subsidiary, Atlas Freighter Leasing, Inc., for the purpose of entering into a $185 million term loan facility (the "AFL Term Loan Facility") to refinance six Boeing 747-200 aircraft previously financed through bank debt. Concurrent with entering into the AFL Term Loan Facility, the proceeds of the AFL Term Loan Facility were used to repay all existing principal and interest due under the bank debt. Interest is based on the Eurodollar rate, plus 2.5% through May 2000 and 3.0% thereafter, and is payable quarterly. The interest rate on borrowings outstanding under the AFL Term Loan Facility was 8.54% at December 31, 1999. Quarterly scheduled principal payments of $2.5 million commenced in February 1998 and increased to $5.7 million in August 1998 with a final payment of $50.0 million due in May 2004. The AFL Term Loan Facility is secured by a first priority interest in the six subject aircraft and is restrictive with respect to limitations on: indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates, and the conduct of business. The Company is in compliance with all such covenants as of December 31, 1999.

  AFL II Term Loan Facility

     In September 1997, the Company formed another wholly-owned subsidiary, Atlas Freighter Leasing II, Inc., for the purpose of entering into a $185 million term loan facility (the "AFL II Term Loan Facility") to refinance four of the aircraft previously financed under the Aircraft Credit Facility, plus nine spare engines, in order to provide the Company with greater financial flexibility in anticipation of the financing requirements for the future acquisition of additional aircraft. Interest is based on the Eurodollar rate, plus 2.25%, less a pricing reduction, if any, in effect from time to time and is payable quarterly. The interest rate on borrowings outstanding under the AFL II Term Loan Facility was 8.04% at December 31, 1999. Quarterly scheduled principal payments of $2.5 million commenced in February 1998 and increased to $5.7 million in August 1998 with a final payment of $50.0 million due in May 2004. The AFL II Term Loan Facility is secured by a first priority interest in the four subject aircraft, plus nine spare engines, and is restrictive with respect to limitations on: indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates, and the conduct of business. The Company is in compliance with all such covenants as of December 31, 1999.

  10 3/4% Senior Notes due 2005

     In August 1997, the Company consummated the offering of $150 million of unsecured 10 3/4% Senior Notes due 2005 (the "10 3/4% Senior Notes due 2005"). The proceeds from the offering of the 10 3/4% Senior Notes due 2005 were used to, among other things, repay short-term indebtedness incurred to make pre-delivery deposits to Boeing for the purchase of 10 new freighter aircraft and for additional pre-delivery deposits as they become due (see Note 6).

     Interest on the 10 3/4% Senior Notes due 2005 began to accrue from their date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year. The 10 3/4% Senior Notes due 2005 are redeemable, in whole or in part, at the Company's option, at any time, on or after August 1, 2001, initially at

                        ATLAS AIR, INC. AND SUBSIDIARIES

105.375% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after August 1, 2003. In addition, at any time on or prior to August 1, 2000, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the 10 3/4% Senior Notes due 2005 originally issued with the net cash proceeds of one or more public equity offerings, at a redemption price equal to 110.75% of the principal amount thereof plus accrued interest to the date of redemption; provided that at least 65% of the aggregate principal amount of the 10 3/4% Senior Notes due 2005 originally issued remains outstanding immediately after any such redemption.

     The 10 3/4% Senior Notes due 2005 are general unsecured obligations of the Company which rank pari passu in right of payment to any of the Company's existing and future unsecured senior indebtedness. The 10 3/4% Senior Notes due 2005 are effectively subordinated, however, to all of the Company's secured indebtedness and to all indebtedness of its subsidiaries.

     Covenants with respect to the 10 3/4% Senior Notes due 2005 contain certain limitations on the Company's and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. The Company is in compliance with all such covenants as of December 31, 1999.

  9 1/4% Senior Notes due 2008

     In April 1998, the Company consummated the offering of $175 million of unsecured 9 1/4% Senior Notes at 99.867% due 2008 (the "9 1/4% Senior Notes due 2008"). The proceeds of the offering of 9 1/4% Senior Notes due 2008 were used for general corporate purposes.

     Interest on the 9 1/4% Senior Notes due 2008 is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 9 1/4% Senior Notes due 2008 are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2003, initially at 104.625% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after April 15, 2006. In addition, at any time prior to April 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes due 2008 originally issued with the net cash proceeds of one or more public equity offerings at 109.25% of their principal amount, plus accrued interest; provided that after any such redemption at least 65% of the aggregate principal amount of 9 1/4% Senior Notes due 2008 remains outstanding.

     The 9 1/4% Senior Notes 2008 represent unsubordinated indebtedness of the Company, and rank pari passu in right of payment with all of its existing and future unsubordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The 9 1/4% Senior Notes due 2008 are effectively subordinated, however, to all of the Company's secured indebtedness and all existing and future liabilities of its subsidiaries.

     Covenants with respect to the 9 1/4% Senior Notes due 2008 contain certain limitations on the Company's and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. The Company is in compliance with all such covenants as of December 31, 1999.

  9 3/8% Senior Notes due 2006

     In November 1998, the Company consummated the offering of $150 million of unsecured 9 3/8% Senior Notes due 2006 (the "9 3/8% Senior Notes due 2006"). The proceeds of the offering of 9 3/8% Senior Notes due 2006 were used for general corporate purposes, which included the redemption of the 12 1/4% Equipment Notes due 2002.

                        ATLAS AIR, INC. AND SUBSIDIARIES

     Interest on the 9 3/8% Senior Notes due 2006 is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1999. The 9 3/8% Senior Notes due 2006 are redeemable at the Company's option, in whole or in part, at any time on or after November 15, 2002, initially at 104.688% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after November 15, 2005. In addition, at any time prior to November 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 9 3/8% Senior Notes due 2006 originally issued with the net cash proceeds of one or more public equity offerings at 109.375% of their principal amount, plus accrued interest; provided that after any such redemption at least 65% of the aggregate principal amount of the 9 3/8% Senior Notes due 2006 originally issued remains outstanding.

     The 9 3/8% Senior Notes due 2006 represent unsubordinated indebtedness of the Company, and rank pari passu in right of payment with all of its existing and future unsubordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The 9 3/8% Senior Notes due 2006 are effectively subordinated, however, to all of the Company's secured indebtedness and all existing and future liabilities of its subsidiaries.

     Covenants with respect to the 9 3/8% Senior Notes due 2006 contain certain limitations on the Company's and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. The Company is in compliance with all such covenants as of December 31, 1999.

  1998 EETCs

     In February 1998, the Company completed an offering of $538.9 million of pass-through certificates, also known as Enhanced Equipment Trust Certificates (the "1998 EETCs"). The 1998 EETCs are not direct obligations of, or guaranteed by, the Company and are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the transaction were used to finance (through four leveraged leases and one secured debt financing) the first five new 747-400 freighter aircraft from Boeing delivered to the Company during the period July 1998 through December 1998 (see Note 6). In connection with the secured debt financing, the Company took ownership of the aircraft and executed equipment notes in the aggregate amount of $107.9 million with a weighted average interest rate of 7.6%. In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with fluctuations in the interest rates which are the basis for the pricing of the 1998 EETCs that were priced in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which is amortized over the approximate twenty-year life associated with this financing.

  1999 EETCs

     In April 1999, the Company completed an offering of $543.6 million Enhanced Equipment Trust Certificates (the "1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and a portion of the proceeds was used in the second and third quarters of 1999 to finance, through secured debt financings, the debt portion of the acquisition cost of three new 747-400 freighter aircraft from Boeing. In connection with these secured debt financings, the Company executed equipment notes in the aggregate amount of $325.1 million, with a weighted average interest rate of 7.6%. Subsequently, the Company entered into a sale-leaseback transaction with respect to one of these aircraft, which reduced the aggregate amount of equipment notes to $216.6 million. In the third quarter of 1999, a portion of the proceeds was used to finance, through a leveraged lease, an additional new 747-400 freighter aircraft which was delivered to the

                        ATLAS AIR, INC. AND SUBSIDIARIES

Company by Boeing. The remaining proceeds from the 1999 EETCs were used in the first quarter of 2000 to finance an aircraft delivery (see Note 16).

  Other

     Other debt primarily consists of separate financings of four of the Company's 747-200 freighter aircraft and the Challenger aircraft (see Note 7). The weighted average interest rate at December 31, 1999 for these financings was 8.61%, with terms ranging from seven to ten years.

  Hedges

     In September 1997, the Company entered into an interest rate swap with BTCo for the purpose of hedging its floating rate debt. The notional amount of the interest rate swap at inception was $210 million, decreasing over a term of eight years. The Company pays a fixed interest rate of 5.72%, increasing .25% annually, and receives a floating interest rate based on 3-month LIBOR, whereby the net interest settles quarterly. For the quarterly interest period which included December 31, 1999, the notional amount was $165.8 million, the fixed interest rate was 6.22% and the 3-month LIBOR rate was 6.11%. While it is not the intention of the Company to terminate the interest rate swap, it is estimated that the Company would have had to pay approximately $963,000, based on published trading prices, to settle the interest rate swap at December 31, 1999.

  Fair Value of Long-Term Debt

     Based on current rates available for similar debt with similar maturities and security, the fair values of the Aircraft Credit Facility, AFL Term Loan Facility, AFL II Term Loan Facility and other debt at December 31, 1999, are estimated to be their carrying values. All of the Senior Notes and the EETCs are publicly traded. Based on published trading prices at December 31, 1999, the fair values of the Senior Notes and the EETCs are estimated to be as follows (in thousands):

                                                            FAIR VALUE
                                                            ----------
10 3/4% Senior Notes due 2005............................    $153,000
9 1/4% Senior Notes due 2008.............................     168,000
9 3/8% Senior Notes due 2006.............................     145,500
1998 EETCs...............................................     100,168
1999 EETCs...............................................     201,183

  Five Year Debt Maturities

     At December 31, 1999 principal repayments on long-term debt for the next five years were as follows (in thousands):

2000......................................................   $95,929
2001......................................................   146,695
2002......................................................   139,812
2003......................................................    88,248
2004......................................................   134,333
Thereafter................................................   743,996

4. DEFERRED AIRCRAFT OBLIGATIONS

     In June 1997, the Company entered into the Boeing Purchase Agreement (see
Note 6) to purchase 10 new 747-400 freighter aircraft, with options to purchase up to 10 additional 747-400 aircraft. The Boeing Purchase Agreement requires the Company to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which the Company

                        ATLAS AIR, INC. AND SUBSIDIARIES
accrues and pays interest quarterly at 6-month LIBOR, plus 2.00%. Included in other liabilities as of December 31, 1999, was $111.0 million of Deferred Aircraft Obligations at a combined interest rate of 7.96%. The Company settled its Deferred Aircraft Obligations upon delivery of each of the first nine of 12 747-400 aircraft (including two exercised options), which were delivered in 1998 and 1999. Financing for the first nine aircraft was secured through the 1998 EETCs and the 1999 EETCs. The Company will be required to settle the balance of its Deferred Aircraft Obligations upon delivery of the remaining three aircraft, which are scheduled for delivery in 2000 (see Note 16).

5. INCOME TAXES

     The Company had net operating loss carryforwards of approximately $149,491,000 as of December 31, 1999 which expire between 2007 and 2019. The Company has generated approximately $29,713,000 of alternative minimum tax credit carryforwards which are available in subsequent years to reduce its regular tax liability subject to statutory limitations. All tax years of the Company that are statutorily open are subject to examination by the Internal Revenue Service ("IRS"), as well as state and local tax authorities. Currently, the fiscal year ended March 31, 1994, the short year ended December 31, 1994 and the calendar year ended December 31, 1995 are under examination by the IRS. The Company believes that it has adequately provided for all income tax liabilities and that final resolution of any IRS examination will not have a material effect on its financial position or results of operations.

     The provision for income taxes consisted of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Current:
  Federal...............................................  $ 4,370   $18,012   $ 1,704
  State and local.......................................      987       733       140
Deferred:
  Federal...............................................   31,363     8,113    11,622
  State and local.......................................      836       476        --
                                                          -------   -------   -------
     Provision for income taxes.........................  $37,556   $27,334   $13,466
                                                          =======   =======   =======

     The provisions for income taxes were at rates different from the U.S. federal statutory rate for the following reasons:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            1999      1998      1997
                                                            -----     -----     -----
Statutory federal income tax provision rate...............  35.00%    35.00%    35.00%
State and local income taxes, net of federal tax
  benefit.................................................   1.00      1.00      1.04
Nondeductible and other items.............................   2.00      1.16      2.36
Benefit of net operating loss carryforward................     --        --     (1.90)
                                                            -----     -----     -----
  Effective tax provision rate............................  38.00%    37.16%    36.50%
                                                            =====     =====     =====

                        ATLAS AIR, INC. AND SUBSIDIARIES

     Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The net deferred income tax liability components are as follows (in thousands):

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........  $200,888   $138,255
Deferred tax assets:
  Tax benefit of net operating loss carryforwards...........    55,636     33,367
  Alternative minimum tax credits...........................    29,712     27,191
  Other.....................................................    47,887     38,023
                                                              --------   --------
          Total deferred tax assets.........................   133,235     98,581
                                                              --------   --------
          Net deferred tax liability........................  $ 67,653   $ 39,674
                                                              ========   ========

6. COMMITMENTS AND CONTINGENCIES

  Aircraft

     Minimum annual rental commitments under noncancelable aircraft operating leases for years ending December 31, are approximately (in thousands):

2000........................................................   $   71,069
2001........................................................       73,368
2002........................................................       92,824
2003........................................................       75,375
2004........................................................       74,557
Thereafter..................................................    1,019,820

     The above commitments do not include the potential lease financing (if any) of Boeing 747-400 freighter aircraft scheduled for delivery or delivered during 2000. In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

     Aircraft and engine rentals, including short-term rentals, were $51,173,000, $14,616,000 and $31,644,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

  Boeing Purchase Agreement

     In June 1997, the Company entered into an agreement with the Boeing Company ("Boeing") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from the General Electric Company ("GE"), with options to purchase up to 10 additional 747-400 aircraft for delivery from 2000 through 2002 (the "Boeing Purchase Agreement"). In February 1999, the Company exercised options for two additional 747-400 freighter aircraft, which are currently scheduled for delivery in 2000. As a result of the Company being the largest purchaser of 747-400 freighter aircraft to date, it was able to negotiate from Boeing and GE a significant discount from the aggregate list price of approximately $2.0 billion for the 12 747-400 freighter aircraft, four installed engines per aircraft and five spare engines. In addition, the Company obtained certain ancillary products and services at advantageous prices. Due to production problems at Boeing, some of the 1998 delivery positions of the 747-400 aircraft were delayed. The Company was compensated for these delays.

     The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, the Company expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $65.6 million for the remaining three firm aircraft, which was paid as of December 31, 1999 and

                        ATLAS AIR, INC. AND SUBSIDIARIES
was included in flight equipment (see Note 16). Upon each delivery, Boeing refunds the Company the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations -- see Note 4) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%.

  Maintenance Agreements

     In January 1995, the Company entered into a ten-year maintenance agreement with KLM. This agreement includes a provision which requires the Company to remit a fixed amount per flight hour each month to KLM, subject to a 3.5% annual escalation factor for the first five years, for which KLM will perform most regular maintenance on a substantial portion of the aircraft in the Company's fleet. Pursuant to its maintenance agreement, engines may be upgraded when inducted into the maintenance pool in order to improve engine reliability and to lower Company operating costs. When such costs are incurred and identified, they are capitalized and amortized over the remaining life of each applicable engine. In December 1999, the Company completed negotiations with KLM to terminate the engine portion of this maintenance agreement. Concurrently, the Company entered into a ten-year maintenance agreement with MTU Maintenance Hanover, a subsidiary of Daimler Chrysler Aerospace, to provide regular maintenance at a fixed rate per flight hour for 43 engines, the majority of which were previously serviced under the KLM agreement.

     In June 1996, the Company entered into a ten-year engine maintenance agreement with GE for the maintenance of engines on up to 15 aircraft powered by CF6-50E2 engines at a fixed rate per flight hour, subject to an annual formula increase. The agreement commenced in the third quarter of 1996 with the acceptance of engines associated with aircraft acquired in the third and fourth quarters of 1996. Pursuant to its maintenance agreement and upon the first time shop visit, the Company is invoiced for certain one-time charges incurred by GE to upgrade the Company's engines to meet the standards of GE's maintenance program, which the Company capitalizes and amortizes over the lesser of the remaining life of the asset or the remaining life of the maintenance agreement. Effective in the year 2000, the Company has an option to add not less than 40 engines to the program.

     During the initial 36 month operating period, the 747-400 aircraft's airframe will be covered under manufacturer's warranties. As a result, the Company does not expect to incur significant maintenance expense in connection with the 747-400 airframe during the warranty period. In addition, the 747-400 airframe limited maintenance requirements will provide a higher operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. The Company will incur expenses associated with routine daily maintenance of both the airframe and the engines. In July 1998, the Company entered into an agreement with Lufthansa Technik pursuant to which Lufthansa Technik will provide all required maintenance for the Company's initial order of ten 747-400 aircraft, plus any additional 747-400 aircraft that it purchases pursuant to its option in the Boeing Purchase Agreement, on a fixed cost per flight hour basis for ten years, subject to an annual escalation adjustment. The Company may terminate the agreement in June 2003. In connection with the purchase of GE engines through the Boeing Purchase Agreement, the Company has also entered into two agreements with GE to provide ongoing maintenance on the 747-400 aircraft engines at a fixed cost per flight hour, subject to an annual escalation adjustment.

  Employment Agreements

     The Company has entered into employment agreements with certain key employees. Such employment agreements provide for, among other things, base annual salary, certain bonuses, the grant of options to purchase common stock of the Company under the 1995 Stock Option Plan (see Note 14), and in certain circumstances relocation and severance benefits.

  FAA Airworthiness Directives

     Under the FAA's Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and will be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service

                        ATLAS AIR, INC. AND SUBSIDIARIES

Bulletins which have been converted into Directives by the FAA. All of the Company's Boeing 747-200 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Fourteen aircraft in the Company's 747-200 fleet have already undergone the major portion of such modifications. The remaining eight 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

  Legal Proceedings

     In April 1999, the Company received notification from the National Mediation Board ("NMB") that Atlas' crew members voted for representation by the Air Line Pilots Association ("ALPA"). The Company expects its labor costs to decline initially since its profit sharing plan (the "Profit Sharing Plan") excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, the Company filed an action in the United States District Court for the District of Columbia (the "District Court") seeking a declaratory judgment confirming, inter alia, the enforceability of the Profit Sharing Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the Profit Sharing Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the District Court entered a summary judgment in favor of the Company, ruling that the Company did not violate the Railway Labor Act when it eliminated crew members' participation in the Profit Sharing Plan following ALPA's certification as the crew members' collective bargaining agent. In addition, the District Court dismissed all other claims in the case. ALPA has subsequently filed an appeal of the District Court's decision.

     While the Company is from time to time involved in litigation in the ordinary course of its business, there are no other material legal proceedings pending against the Company or to which any of its property is subject.

7. RELATED PARTY TRANSACTIONS

     A loan of up to $750,000, bearing interest at 5.87%, was extended in June 1996 to one officer of the Company for the purpose of constructing a residence. In May 1998, the Company forgave $500,000 of the principal, plus accrued interest. In February 1998, a loan of $147,000 was extended to an officer of the Company, for a term of two years, bearing interest at approximately 5.5%. In June 1998 and March 1999, interest-free loans of $100,000 and $65,500, respectively, were extended to an officer of the Company, due on demand, subject to certain conditions and restrictions. In December 1999, the Company extended two interest-free bridge loans of $150,000 and $25,000 to an officer for the purpose of relocating that officer's residence from Colorado to New York, due no later than December 31, 2000. As of December 31, 1999 the outstanding balance of officer demand loans, including accrued interest, was approximately $772,000.

     In October 1997, Atlas Flightlease, Inc., a wholly-owned subsidiary of the Company, purchased a 1988 Canadair Challenger passenger aircraft (the "Challenger") for corporate business travel from MAC Flightlease, which is wholly-owned by the wife of the Company's Chairman, President and CEO. Currently, the Challenger is financed for approximately 100% of its purchase price with Nationsbanc under a 5-year LIBOR based loan which was guaranteed by the Company. The Company paid $15.3 million for the Challenger, which is considered by the Company to be at fair market value.

     In January 1999, the Company purchased a Boeing Business Jet ("BBJ") from Boeing for approximately $32.0 million and immediately delivered the BBJ to a third party for installation of the interior business configuration. Shortly thereafter, the Company entered into a sale-leaseback transaction with GE Capital to finance the BBJ. In October 1999, the BBJ was delivered to the Company upon completion of the interior business configuration by a third party for which the costs were financed in part by GE Capital. This aircraft is

                        ATLAS AIR, INC. AND SUBSIDIARIES
used to transport the Company's executives on business trips throughout the world. The Company's Chairman, President and CEO has agreed to share in the interior business configuration and operating costs of the BBJ.

8. ACCOUNTS RECEIVABLE AND OTHER

     The components of accounts receivable and other are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Accounts receivable -- trade................................  $88,514   $75,684
Insurance and vendor claims.................................    1,463     9,717
Spare parts inventory.......................................    5,954     4,191
Employee receivables........................................      856       582
Prepaids and other..........................................    5,728     1,730
Less: Allowance for doubtful accounts.......................   (9,536)   (5,670)
                                                              -------   -------
                                                              $92,979   $86,234
                                                              =======   =======

     During 1999 and 1998, the Company recorded additional reserves for doubtful accounts of approximately $4.4 million and $.7 million, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Accounts payable -- trade...................................  $  3,669   $  1,535
Accrued salaries and wages..................................     9,453      8,877
Accrued maintenance.........................................    36,917     25,306
Accrued interest............................................    34,757     18,832
Loss reserves (Note 10).....................................     1,519      8,741
Deferred rent...............................................    19,562     11,097
Accrued expenses............................................    25,971     16,612
Other.......................................................     8,081      9,051
                                                              --------   --------
                                                              $139,929   $100,051
                                                              ========   ========

10. WRITE-OFF OF CAPITAL INVESTMENT AND OTHER

     In conjunction with the Boeing Purchase Agreement, the Company reassessed the economic viability of renewing on a longer-term basis its subleases with FedEx for five 747-200 freighter aircraft. Based on the results of this assessment in the second quarter of 1997, the Company decided to schedule the return of these aircraft in the first quarter of 1998. The Company wrote-off its remaining investment in the five FedEx aircraft and established certain other reserves.

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

                        ATLAS AIR, INC. AND SUBSIDIARIES

11. SAVINGS AND RETIREMENT PLAN

     The Company implemented a 401(k) Retirement Plan (the "Plan") in June 1994, under which eligible employees may contribute up to 15% of their total pay. The Plan covers substantially all employees. Effective May 1, 1996, the Plan was amended to provide for Company contributions equal to 50% of the first 10% of contributions made by employees, for which the Company incurred an expense of $2,262,000, $1,636,000 and $1,255,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

12. BUSINESS SEGMENTS

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

     Foreign sales accounted for 99%, 96% and 99% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. All foreign sales were U.S. dollar denominated.

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

14. STOCK-BASED COMPENSATION PLANS

  Employee Stock Purchase Plan

     In 1995, the Company established an Employee Stock Purchase Plan (the "Stock Purchase Plan"). Employees eligible to participate in the Stock Purchase Plan are those who have completed at least one year of employment with the Company, but excluding employees whose customary employment is not more than five months in any calendar year or 20 hours or less per week. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors of the Company which determines the terms and conditions under which shares are offered and corresponding options granted under the Stock Purchase Plan for any Purchase Period, as defined in the Stock Purchase Plan. Employees may contribute up to 15% of their gross base compensation subject to certain limitations. The price per share at which the common stock is purchased pursuant to the Stock Purchase Plan is the lesser of 85% of the fair market value of the common stock on the first or last day of the applicable Purchase Period. The maximum number of shares of common stock which may be issued on the exercise of options purchased under the Stock Purchase Plan is 1,500,000 shares. As of December 31,

                        ATLAS AIR, INC. AND SUBSIDIARIES

1999, 160,284 shares were issued at a weighted average cost of $16.76 to 239 employees who have participated in the Stock Purchase Plan.

  1995 Stock Option Plan

     In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), whereby employees may be granted options, incentive stock options, share appreciation rights, and restricted shares. The portion of the 1995 Plan applicable to employees is administered by the Compensation Committee of the Board of Directors of the Company which also establishes the terms of the awards. The 1995 Plan also provides for certain automatic grants of nonqualified stock options to non-employee directors which become exercisable on the date of grant and expire on the tenth anniversary of the date of grant. Originally, an aggregate of 2,700,000 shares were reserved for issuance in connection with awards and director's options under the 1995 Plan. Following shareholder approval, an additional 450,000 shares were reserved in 1997 and an additional 750,000 shares were reserved in 1998. In February 2000 and 1999, the Board of Directors granted a total of 24,050 and 25,950 restricted shares, respectively, to officers of the Company as a portion of the 1999 and 1998 annual officer bonuses. These restricted shares are subject to forfeiture upon termination of employment with the Company prior to their vesting dates of December 31, 2001 and 2000, respectively. Upon grant of the restricted shares, the Company recorded deferred compensation of $0.6 million and $0.8 million, respectively, which is being amortized to operations over the vesting periods.

  Director Stock Plan

     In August 1996, the Company established the Director Stock Plan (the "Director Plan"), which provides the Company's non-employee directors the option to receive all or a portion of their quarterly remuneration in common stock instead of cash. The Director Plan was amended in February 1998 such that the first 25% of each director's quarterly remuneration must be received in the form of the Company's common stock. If a non-employee director elects at the commencement of any quarter to receive his quarterly remuneration, or a portion thereof, in common stock, the number of shares received is determined by dividing the average price on the date of the first Board meeting of that quarter into the amount of compensation earned for the quarter which the non-employee director chooses not to receive in cash. The effective date of the Director Plan was January 1, 1997. As of December 31, 1999, 16,336 shares were issued to five directors who have participated in the Director Plan.

  Statement of Financial Accounting Standards No. 123

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 1999, 1998 and 1997, using the Black-Scholes pricing model and the following weighted average assumptions:

ASSUMPTIONS -- 1995 PLAN                                 1999        1998        1997
------------------------                                -------     -------     -------
Risk-free interest rates..............................  5.84%       5.54%       6.51%
Expected dividend yields..............................  --          --          --
Expected lives........................................  5 years     5 years     5 years
Expected volatility...................................  56.80%      59.79%      65.33%

                        ATLAS AIR, INC. AND SUBSIDIARIES

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's pro forma net income and pro forma net income per common share would have been reported as follows:

                                                             1999      1998      1997
                                                            -------   -------   -------
Net income (in thousands):...................  As Reported  $53,270   $46,217   $23,429
                                               Pro Forma     49,804    43,136    17,875
Net income per common share (basic EPS):.....  As Reported     1.56      1.37       .70
                                               Pro Forma       1.45      1.28       .53
Net income per common share (diluted EPS):...  As Reported     1.54      1.37       .69
                                               Pro Forma       1.44      1.27       .53

     A summary of stock option activity for the years ended December 31, 1999, 1998 and 1997 is presented in the table below:

                                          1999                         1998                         1997
                               --------------------------   --------------------------   --------------------------
                                              WEIGHTED                     WEIGHTED                     WEIGHTED
                                              AVERAGE                      AVERAGE                      AVERAGE
                                SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                               ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of
  year.......................  2,392,122       $22.07       1,168,662       $19.62         953,943       $20.06
Granted......................    480,000        26.98       1,368,000        22.97         214,719        17.59
Exercised....................   (661,487)       23.70        (144,540)       10.81              --           --
Forfeited....................    187,504        24.73              --           --              --           --
                               ---------                    ---------                    ---------
Outstanding at end of year...  2,023,131        22.45       2,392,122        22.07       1,168,662        19.61
                               =========                    =========                    =========
Exercisable at end of year...    540,131        16.04         943,122        20.55         602,643        15.14
Weighted average fair value
  of options granted.........  $   15.01                    $   13.03                    $   10.45

     The following table summarizes information with regard to the options outstanding at December 31, 1999:

                                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                     ------------------------------------   ----------------------
                                                    WEIGHTED
                                                     AVERAGE     WEIGHTED                 WEIGHTED
                                                    REMAINING    AVERAGE                  AVERAGE
   RANGE OF                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------                      -----------   -----------   --------   -----------   --------
$ 6.67 -- $ 6.67...................      68,625     5.5 years     $ 6.67       68,625      $ 6.67
 10.67 --  16.00...................     111,422     5.9 years      10.74      111,422       10.74
 16.31 --  24.44...................   1,225,834     7.8 years      22.17      286,584       17.40
 24.78 --  33.83...................     615,750     9.2 years      26.85       72,000       27.29
 37.58 --  37.58...................       1,500     6.4 years      37.58        1,500       37.58
                                      ---------                               -------
                                      2,023,131     8.0 years      22.45      540,131       16.04
                                      =========                               =======

15. PROFIT SHARING PLAN

     Employees who have been employed by the Company for at least twelve months as full-time employees are eligible to participate in the Company's Profit Sharing Plan, which was adopted in 1994. The Profit Sharing Plan provides for payments to eligible employees in semiannual distributions based on the Company's pretax profits. The Company is obligated to make an annual profit sharing contribution of ten percent of the Company's pretax profits, which is defined as net income before taxes, but excluding (i) any income or loss related to charges or credits for unusual or infrequently occurring items or related to intangible assets, and (ii) extraordinary items. Annual profit sharing contributions may be in the form of cash or common stock of the Company. The Profit Sharing Plan excludes from the category of eligible employees, those employees who have been certified by the

                        ATLAS AIR, INC. AND SUBSIDIARIES

NMB for representation. In April 1999, the Company received notification from the NMB that its crew members voted for representation by ALPA. Subsequently, the Company eliminated crew members' participation in the Profit Sharing Plan based on ALPA's certification as the crew members' collective bargaining agent. For the years 1999, 1998 and 1997, beginning with an employee's thirteenth month of employment, an employee is entitled to receive a guaranteed profit sharing payment of 10% of salary, except for captains, who received a guarantee of 20% prior to their ineligibility to participate in the Profit Sharing Plan. The expense for the Profit Sharing Plan for the years ended December 31, 1999, 1998 and 1997 was $4,488,000, $8,061,000 and $4,004,000, respectively.

16. SUBSEQUENT EVENTS

     In January 2000, the Company completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 2000 EETCs transaction were deposited with an escrow agent and will be used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of the remaining two firm new 747-400 freighter aircraft from Boeing scheduled to be delivered to the Company in 2000.

     In the first quarter of 2000, Boeing delivered to the Company the tenth new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. The remaining proceeds from the 1999 EETCs were used to finance, through secured debt financing, the debt portion of the acquisition cost of this aircraft. In connection with this secured debt financing, the Company executed equipment notes in the aggregate amount of $109.9 million, with a weighted average interest rate of 7.64%.

17. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              INCOME BEFORE
                                                              EXTRAORDINARY                  INCOME BEFORE
                                                                ITEM AND                  EXTRAORDINARY ITEM
                                                               CUMULATIVE                AND CUMULATIVE EFFECT
                                                               EFFECT OF A                  OF A CHANGE IN
                                                  INCOME        CHANGE IN                ACCOUNTING PRINCIPLE     NET INCOME
                                   OPERATING      BEFORE       ACCOUNTING       NET     -----------------------   ---------
                        REVENUE     INCOME     INCOME TAXES     PRINCIPLE     INCOME    BASIC EPS   DILUTED EPS   BASIC EPS
                        --------   ---------   ------------   -------------   -------   ---------   -----------   ---------
                                                                                           (1)          (1)          (1)
1999
 First Quarter........  $137,839    $36,707      $16,393         $10,246      $ 2,237     $.30         $.30         $.07
 Second Quarter.......   138,568     41,107       21,232          13,270       13,270      .39          .38          .39
 Third Quarter........   161,896     48,169       22,549          14,093       14,093      .41          .41          .41
 Fourth Quarter.......   198,778     61,506       38,661          23,670       23,670      .69          .69          .69
1998
 First Quarter........  $ 79,634    $21,543      $ 8,429         $ 5,310      $ 5,310     $.16         $.16         $.16
 Second Quarter.......    87,950     31,518       16,039          10,105       10,105      .30          .30          .30
 Third Quarter........   109,189     35,716       20,238          12,745       12,745      .38          .38          .38
 Fourth Quarter.......   145,465     47,072       28,845          18,057       18,057      .54          .53          .54


                      NET INCOME
                        -----------
                        DILUTED EPS
                        -----------
                            (1)
1999
 First Quarter........     $.07
 Second Quarter.......      .38
 Third Quarter........      .41
 Fourth Quarter.......      .69
1998
 First Quarter........     $.16
 Second Quarter.......      .30
 Third Quarter........      .38
 Fourth Quarter.......      .53

---------------

(1) As restated to reflect the Stock Split.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
              +3.2       -- Restated Certificate of Incorporation of the Company.
               3.3       -- Amended and Restated By-Laws of the Company.
             +10.14      -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
             +10.15      -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan.
             +10.16      -- Atlas Air, Inc. Employee Stock Purchase Plan.
              10.17      -- Amended Atlas Air, Inc. Profit Sharing Plan.
             +10.18      -- Atlas Air, Inc. Retirement Plan.
            ++10.19      -- Employment Agreement between the Company and Michael A.
                            Chowdry.
            ++10.20      -- Employment Agreement between the Company and Richard H.
                            Shuyler.
            ++10.23      -- Employment Agreement between the Company and James T.
                            Matheny.
             +10.26      -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
           ***10.53      -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
      ***/****10.55      -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
            **10.56      -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.
            **10.58      -- Third Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated September 5,
                            1997.
            **10.59      -- Credit Agreement among Atlas Freighter Leasing, Inc., the
                            Lenders listed therein and Bankers Trust Company, as
                            agent, dated May 29, 1997.
            **10.60      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N516MC.
            **10.61      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N508MC.
            **10.62      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N507MC.
            **10.63      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N509MC.
            **10.64      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N808MC.
            **10.65      -- Lease Agreement between Atlas Freighter Leasing, Inc., as lessor, and the Company, as lessee, relating to B747-200
                            aircraft. U.S. Registration No. N505MC.
            **10.66      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N808MC.
            **10.67      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N507MC.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            **10.68      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N509MC.
            **10.69      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N505MC.
            **10.70      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N508MC.
            **10.71      -- Security Agreement and Chattel Mortgage between the
                            Company, Atlas Freighter Leasing, Inc. and Bankers Trust
                            Company, as agent, relating to B747-200 aircraft. U.S.
                            Registration No. N516MC.
            **10.72      -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto)
            **10.75      -- Credit Agreement among Atlas Freighter Leasing II, Inc., the Lenders listed therein, Bankers Trust Company (as
                            Administrative Agent) and Goldman Sachs Credit Partners
                            L.P. (as Syndication Agent) dated September 5, 1997.
            **10.76      -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC and Spare Engine Nos. 517538,
                            517539 and 455167.
            **10.77      -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N523MC and Spare Engine Nos. 530168 and
                            517530.
            **10.78      -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N524MC and Spare Engine Nos. 517790 and
                            517602.
            **10.79      -- Lease Agreement dated September 5, 1997 between Atlas
                            Freighter Leasing II, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N526MC and Spare Engine Nos. 517544 and
                            517547.
            **10.80      -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N523MC and Spare
                            Engine Nos. 530168 and 517530.
             *10.81      -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N524MC and Spare
                            Engine Nos. 517790 and 517602.
            **10.82      -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N526MC and Spare
                            Engine Nos. 517544 and 517547.
            **10.84      -- Security Agreement and Chattel Mortgage dated September
                            5, 1997 between Atlas Freighter Leasing II, Inc., the
                            Company and Bankers Trust Company, as Agent, relating to
                            B747-200 aircraft, U.S. Registration No. N527MC and Spare
                            Engine Nos. 517538, 517539 and 455167.
            **10.85      -- First Amendment to Lease Agreement among Atlas Freighter
                            Leasing, Inc. and Bankers Trust Company, as agent, dated
                            September 5, 1997

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       **/****10.86      -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
            **10.87      -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
            ++10.90      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.
            ++10.91      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
            ++10.92      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.
            ++10.93      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
            ++10.94      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
            ++10.95      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
            ++10.96      -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
            ++10.97      -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
            ++10.98      -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
            ++10.99      -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
            ++10.100     -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
            ++10.101     -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            ++10.102     -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
            ++10.103     -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.
            ++10.104     -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
            ++10.105     -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
            ++10.106     -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
            ++10.107     -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.
            ++10.108     -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
            ++10.109     -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
         *****10.111     -- Form of Indenture, dated April 9, 1998, between the
                            Company and State Street Bank and Trust company, as
                            Trustee, relating to the 9 1/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
    ****/*****10.114     -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
    ****/*****10.115     -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
    ****/*****10.116     -- General Terms Agreement between the Company and General
                            Electric Company dated June 6, 1997.
        ******10.117     -- Form of Indenture, dated November 18, 1998, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 9 3/8% Senior Notes (with form
                            of Note attached as exhibit thereto).
        ++++++10.118     -- Employment Agreement dated June 22, 1998, between the
                            Company and Thomas G. Scott.
           +++10.119     -- Underwriting Agreement, dated April 5, 1999, among Atlas
                            Air, Inc., Morgan Stanley & Co. Incorporated, BT Alex.
                            Brown Incorporated, ING Baring Furman Selz LLC and CIBC
                            Oppenheimer Corp.
           +++10.120     -- Revolving Credit Agreement (1999-1A-1), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and ABN AMRO Bank N.V., Chicago
                            Branch, as Liquidity Provider.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +++10.121     -- Revolving Credit Agreement (1999-1A-2), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and ABN AMRO Bank N.V., Chicago
                            Branch, as Liquidity Provider.
           +++10.122     -- Revolving Credit Agreement (1999-1B), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           +++10.123     -- Revolving Credit Agreement (1999-1C), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
           +++10.124     -- Guarantee, dated April 13, 1999, by Morgan Stanley Dean
                            Witter & Co. relating to Revolving Credit Agreement
                            (1999-1B).
           +++10.125     -- Guarantee, dated April 13, 1999, by Morgan Stanley Dean
                            Witter & Co. relating to Revolving Credit Agreement
                            (1999-1C).
           +++10.126     -- Pass Through Trust Agreement, dated as of April 1, 1999, between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc.
           +++10.127     -- Trust Supplement No. 1999-1A-1, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999.
           +++10.128     -- Trust Supplement No. 1999-1A-2, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999.
           +++10.129     -- Trust Supplement No. 1999-1B, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999.
           +++10.130     -- Trust Supplement No. 1999-1C, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999.
           +++10.131     -- Intercreditor Agreement, dated as of April 13, 1999,
                            among Wilmington Trust Company, as Trustee, ABN AMRO Bank
                            N.V, Chicago Branch, as Class A-1 Liquidity Provider and
                            Class A-2 Liquidity Provider, Morgan Stanley Capital
                            Services, Inc., as Class B Liquidity Provider and Class C
                            Liquidity Provider, and Wilmington Trust Company, as
                            Subordination Agent and Trustee.
           +++10.132     -- Deposit Agreement (Class A-1), dated as of April 13,
                            1999, between First Security Bank, National Association,
                            as Escrow Agent, and Credit Suisse First Boston, New York
                            Branch, as Depositary.
           +++10.133     -- Deposit Agreement (Class A-2), dated as of April 13,
                            1999, between First Security Bank, National Association,
                            as Escrow Agent, and Credit Suisse First Boston, New York
                            Branch, as Depositary.
           +++10.134     -- Deposit Agreement (Class B), dated as of April 13, 1999, between First Security Bank, National Association, as
                            Escrow Agent, and Credit Suisse First Boston, New York
                            Branch, as Depositary.
           +++10.135     -- Deposit Agreement (Class C), dated as of April 13, 1999, between First Security Bank, National Association, as
                            Escrow Agent, and Credit Suisse First Boston, New York
                            Branch, as Depositary.
           +++10.136     -- Escrow and Paying Agent Agreement (Class A-1), dated as of April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           +++10.137     -- Escrow and Paying Agent Agreement (Class A-2), dated as of April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent.
           +++10.138     -- Escrow and Paying Agent Agreement (Class B), dated as of
                            April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent.
           +++10.139     -- Escrow and Paying Agent Agreement (Class C), dated as of
                            April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent.
           +++10.140     -- Note Purchase Agreement, dated as of April 13, 1999,
                            among Atlas Air Inc., Wilmington Trust Company, as
                            Trustee, Wilmington Trust Company, as Subordination
                            Agent, First Security Bank, National Association, as
                            Escrow Agent, and Wilmington Trust Company, as Paying
                            Agent.
           +++10.141     -- Form of Leased Aircraft Participation Agreement
                            (Participation Agreement among Atlas Air, Inc., Lessee,
                                                , Owner Participant, First Security
                            Bank, National Association, Owner Trustee, and Wilmington
                            Trust Company, Mortgagee and Loan Participant) (Exhibit
                            A-1 to Note Purchase Agreement).
           +++10.142     -- Form of Lease (Lease Agreement between First Security
                            Bank, National Association, Lessor, and Atlas Air, Inc.,
                            Lessee) (Exhibit A-2 to Note Purchase Agreement).
           +++10.143     -- Form of Leased Aircraft Indenture (Trust Indenture and
                            Mortgage between First Security Bank, National
                            Association, Owner Trustee, and Wilmington Trust Company,
                            Mortgagee) (Exhibit A-3 to Note Purchase Agreement).
           +++10.144     -- Form of Leased Aircraft Trust Agreement (Trust Agreement
                            between                     and First Security Bank,
                            National Association) (Exhibit A-5 to Note Purchase
                            Agreement).
           +++10.145     -- Form of Owned Aircraft Participation Agreement
                            (Participation Agreement between Atlas Air, Inc., Owner,
                            and Wilmington Trust Company, as Mortgagee, Subordination
                            Agent and Trustee) (Exhibit C-1 to Note Purchase
                            Agreement).
           +++10.146     -- Form of Owned Aircraft Indenture (Trust Indenture and
                            Mortgage between Atlas Air, Inc., Owner, and Wilmington
                            Trust Company, Mortgagee) (Exhibit C-2 to Note Purchase
                            Agreement).
           +++10.147     -- 7.20% Atlas Air Pass Through Certificate 1999-1A-1,
                            Certificate No. A-1-1.
           +++10.148     -- 7.20% Atlas Air Pass Through Certificate 1999-1A-1,
                            Certificate No. A-1-2.
           +++10.149     -- 6.88% Atlas Air Pass Through Certificate 1999-1A-2,
                            Certificate No. A-2-1.
           +++10.150     -- 7.63% Atlas Air Pass Through Certificate 1999-1B-1,
                            Certificate No. B-1.
           +++10.151     -- 8.77% Atlas Air Pass Through Certificate 1999-1C-1,
                            Certificate No. C-1.
              10.152     -- Agreement of Lease between Texaco, Inc., Landlord, and
                            the Company, Tenant, 2000 Westchester Avenue, White
                            Plains, New York 10650 dated November 9, 1999.
              10.153     -- Atlas Air, Inc. Annual Incentive Compensation Plan.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
              10.154     -- Atlas Air, Inc. Long-Term Incentive Plan.
              10.155     -- Amendments to the Atlas Air, Inc. 1995 Long Term
                            Incentive and Stock Award Plan. (The Atlas Air, Inc. 1995
                            Long Term Incentive and Stock Award Plan is filed as
                            Exhibit 10.15, which is incorporated by reference in this
                            Report.)
            ++21.1       -- Subsidiaries of the Registrant.
              24         -- Powers of Attorney (set forth on the signature page of
                            the Report).
              27         -- Financial Data Schedule.

---------------

   +++ Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated April 13, 1999.

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

     + Incorporated by reference to the exhibits to the Company's Registration
       Statement on Form S-1 (No. 33-90304).

     ++ Incorporated by reference to the exhibits to the Company's Registration
        Statement on Form S-1 (No. 33-97892).

     ++++ Incorporated by reference to the exhibits to the Company's
          Registration Statement on Form S-4 (No. 333-51819).

   ++++++ Incorporated by reference to the exhibits to the Company's Annual
          Report for 1998 on Form 10-K.

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