Form 10-Q
period 2000-03-31
ATLAS AIR INC
filed 2000-05-15
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2000

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

                                   [ x ]   Yes         [   ]   No

As  of  May 5, 2000 the Registrant had 34,472,207 shares of  $.01 par value Common Stock outstanding.


                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.   FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets-
                  March 31, 2000 and December 31, 1999

               Consolidated Statements of Operations-
                  Three Months Ended March 31, 2000 and 1999

               Consolidated Statements of Cash Flows-
                  Three Months Ended March 31, 2000 and 1999

               Notes to Consolidated Financial Statements

     Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations

PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings

     Item 6.        Exhibits and Reports on Form 8-K
                       Exhibit 27 - Financial Data Schedule

               Signatures


                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                         March 31,   December 31,
                                            2000        1999
                                        (Unaudited)
                            ASSETS
Current assets:
     Cash and cash equivalents          $  252,911  $  331,605
     Short-term investments                137,264     141,555
     Accounts receivable and other, net    100,249      92,979
          Total current assets             490,424     566,139
Property and equipment:
     Flight equipment                    1,829,039   1,732,543
     Other                                  23,670      19,172
                                         1,852,709   1,751,715
     Less accumulated depreciation        (221,896)   (208,465)
           Net property and equipment    1,630,813   1,543,250
Other assets:
     Debt issuance costs, net of
      accumulated amortization
      of $15,922 and $14,281                27,978      27,201
     Deposits and other                     31,118       5,780
               Total assets             $2,180,333  $2,142,370

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion
      of long-term debt                 $  112,541  $   95,929
     Accounts payable and
      accrued liabilities                  119,051     139,929
     Income tax payable                         --          --
          Total current liabilities        231,592     235,858
Long-term debt, net of current portion   1,314,605   1,253,084
Other liabilities                          188,212     228,075
Deferred income taxes                       74,837      67,653
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $1 par value;
      10,000,000 shares authorized;
      no shares issued                          --          --
     Common Stock, $0.01 par value;
      50,000,000 shares authorized;
      34,542,407 and 34,480,946
      shares issued                            345         345
     Additional paid-in capital            198,956     198,002
     Retained earnings                     174,239     162,194
     Deferred compensation -
      Restricted Stock                        (842)       (404)
     Treasury Stock, at cost;
      78,244 and 115,906 shares             (1,611)     (2,437)
          Total stockholders' equity       371,087     357,700
               Total liabilities and
                stockholders' equity    $2,180,333  $2,142,370

     The accompanying notes are an integral part of these consolidated financial statements.


                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)
                           (Unaudited)

                                                Three Months
                                               Ended March 31,
                                             2000          1999
Revenues:
     Contract services                      $163,576       $135,378
     Charters, scheduled services and
      other                                    2,836          2,461
          Total operating revenues           166,412        137,839

Operating expenses:
     Flight crew salaries and benefits        14,182         11,361
     Other flight-related expenses            13,985         10,829
     Maintenance                              33,645         30,271
     Aircraft and engine rentals              16,956         11,505
     Fuel and ground handling                  5,247          3,075
     Depreciation and amortization            22,738         19,167
     Other                                    16,483         14,924
          Total operating expenses           123,236        101,132
Operating income                              43,176         36,707
Other income (expense):
     Interest income                           6,208          4,574
     Interest expense                        (29,987)      (24,888)
                                             (23,779)      (20,314)
Income before income taxes,
 extraordinary item and cumulative
 effect of a change in accounting
 principle                                    19,397         16,393
Provision for income taxes                    (7,378)       (6,147)
Income before extraordinary item and
 cumulative effect of a change in
 accounting principle                         12,019         10,246

Extraordinary item:
  Loss from extinguishment of debt,
   net of applicable tax benefit
   of $3,872                                      --        (6,593)

 Cumulative effect of a change in
  accounting principle, net of
  applicable tax benefit of $850                  --        (1,416)

Net income                                  $ 12,019       $  2,237

Basic earnings per share:
  Income before extraordinary item and
   cumulative effect of a change in
   accounting principle                        $0.35          $0.30
  Extraordinary item                              --         (0.19)
  Cumulative effect of a change in
   accounting principle                           --         (0.04)
  Net income                                   $0.35          $0.07
  Weighted average common shares              34,418         33,950

Diluted earnings per share:
  Income before extraordinary item and
   cumulative effect of a change in
   accounting principle                        $0.35          $0.30
  Extraordinary item                              --         (0.19)
  Cumulative effect of a change in
   accounting principle                           --         (0.04)
  Net income                                   $0.35          $0.07
  Weighted average common shares              34,608         34,327

 The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)


                                            Three Months Ended
                                                March 31,
                                           2000           1999
Operating activities:
Net income                               $   12,019     $   2,237
Adjustments to reconcile net income to
net cash provided
   by operating activities:
     Depreciation and amortization           22,738        19,167
     Amortization of debt issuance
      costs and lease financing costs           310           612
     Extraordinary loss                          --        10,465
     Write-off of start-up costs                 --         2,266
     Deferred income taxes                    7,184           813
     Changes in operating assets and
      liabilities:
       Accounts receivable and other        (7,270)        14,696
       Deposits and other                     (337)         2,409
       Accounts payable and accrued
        expenses                           (27,568)       (10,849)
       Income tax payable                        --        (7,855)

          Net cash provided by
           operating activities               7,076        33,961

Investing activities:
Purchase of property and equipment        (103,611)       (85,808)
Purchase of short-term investments         (13,273)        (4,882)
Maturity of short-term investments           17,564         5,000
          Net cash used in investing
           activities                      (99,320)       (85,690)

Financing activities:
Issuance of Common Stock                        954        14,458
Purchase of Treasury Stock                       --          (107)
Issuance of Treasury Stock                      248           230
Net proceeds from debt issuance and
 lease financing                             73,133        36,474
Principal payments on notes payable        (31,803)      (122,497)
Cash restricted for letter of credit       (25,001)            --
Debt issuance costs and deferred lease
costs                                       (3,981)          (529)
          Net cash provided by
          (used in) financing
           activities                        13,550       (71,971)

Net decrease in cash                       (78,694)      (123,700)
Cash and cash equivalents at beginning
 of period                                  331,605       449,627
Cash and cash equivalents at end
 of period                                $ 252,911     $ 325,927


The accompanying notes are an integral part of these consolidated financial statements.


                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Atlas") as of March 31, 2000 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1999 audited financial statements included in its Annual Report on Form 10-K.

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


4.   Short-Term Investments

      The Company invests excess cash in part in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following tables set forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of March 31, 2000 and December 31, 1999 (in thousands):


                                  Gross       Gross      (Amorti-
                               Unrealized  Unrealized     zation)
  Security Type    Aggregate     Holding     Holding
                  Fair Value      Gains      Losses      Accretion
March 31, 2000:
Included in cash
 and cash
 equivalents:
  Market Auction
   Preferreds     $    95,400  $        -- $        --  $       --
  Corporate
   Bonds               56,400           --          18          (9)
  Commercial
   Paper               44,783           --           1           9
  Other                12,527           --          17          (7)
     Totals        $  209,110  $        -- $        36  $       (7)


Included in
 short-term
 investments:
  U.S.
   Government
   Agencies       $    37,929  $        -- $        58  $        --
  Corporate
   Notes               34,413           --         267           --
  Corporate
   Bonds               25,306           --         224           --
  Market Auction
   Preferreds          17,000           --          --           --
  Euro Bonds           13,582           --          78           --
  Other                 5,429           --          13           --
     Totals       $   133,659  $        -- $       640  $        --

December 31, 1999:
Included in
 cash and cash
 equivalents:
  CDs and
   equivalents    $    20,002  $         1 $        --  $       --
  Commercial
   Paper               57,296            2          --          62
  Corporate
   Bonds               42,998           --          11          51
  Market Auction
   Preferreds          98,900           --           3          --
  Other                 1,751           --           3          --
     Totals        $  220,947  $         3 $        17  $      113


Included
 in short-term
 investments:
  Corporate
   Bonds          $    29,041  $        -- $       199  $      (15)
  Corporate
   Notes               40,306           --         255         (20)
  Euro Dollar
   Bonds               15,034           --          92          (8)
  Market Auction
   Preferreds          17,000           --          --          --
  U.S.Government
   Agencies            31,953           --          36           1
  Other                 5,362           --          21          22
     Totals        $  138,696  $        -- $       603  $      (20)

In addition, accrued interest on cash equivalents and short-term investments at March 31, 2000 was approximately $0.3 million and $3.0 million, respectively. Accrued interest on cash and equivalents and short-term investments at December 31, 1999 was approximately $1.4 million and $2.3 million, respectively. Interest earned on these investments and related maturities are reinvested in similar securities. Securities included in short-term investments have maturity dates of less than one year.

5.   Commitments and Contingencies

     In June 1997, the Company entered into a purchase agreement with the Boeing Company (the "Boeing Purchase Agreement") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from the General Electric Company ("GE"), with options to purchase up to 10 additional 747-400 aircraft. In February 1999, the Company exercised options for two additional 747-400 freighter aircraft, which are scheduled for delivery in 2000 (see Note 6). The Company arranged leveraged lease financing for five 747-400 freighter aircraft and secured debt financing for four 747-400 freighter aircraft which were delivered in 1998 and 1999. In the third quarter of 1999, the Company entered into a sale-leaseback transaction for one of its 747-400 aircraft. The Company arranged secured debt financing for the one 747-400 freighter aircraft that was delivered in the first quarter of 2000. In January 2000, the Company arranged financing (to be obtained through leveraged leases or secured debt financings) for the remaining two aircraft. (See discussions of the 1998 EETCs, the 1999 EETCs and the 2000 EETCs below.) The Boeing Purchase Agreement requires the Company to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of March 31, 2000, there was $74.1 million of Deferred Aircraft Obligations included in other liabilities, and the combined interest rate was approximately 8.0%.

     In February 1998, the Company completed an offering of $538.9 million of Enhanced Equipment Trust Certificates (the "1998 EETCs"). The 1998 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The Company entered into leveraged lease transactions with respect to four of the five 747-400 aircraft delivered in 1998. The Company took ownership of one such aircraft and issued the corresponding equipment notes, which are direct obligations of the Company.

     In April 1999, the Company completed an offering of $543.6 million of Enhanced Equipment Trust Certificates (the "1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and a portion of the proceeds was used in the second and third quarters of 1999 to finance, through secured debt financings, the debt portion of the acquisition cost of three new 747-400 freighter aircraft from Boeing. In the third quarter of 1999, a portion of the proceeds was used to finance, through a leveraged lease, an additional new 747-400 freighter aircraft which was delivered to the Company by Boeing. The remaining proceeds from the 1999 EETCs, except for $90,000, were used in the first quarter of 2000 to finance, through secured debt financing, the debt portion of the acquisition cost of one new 747-400 freighter aircraft from Boeing. The $90,000 was subsequently returned to the holders of the 1999 EETCs. In connection with this secured debt financing, the Company executed equipment notes in the aggregate amount of $109.9 million, with a weighted average interest rate of 7.6%.

     In January 2000, the Company completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 2000 EETCs transaction were deposited with an escrow agent and will be used to finance (either through leveraged leases or secured debt financings) the debt portion of the acquisition cost of the remaining two firm new 747-400 freighter aircraft from Boeing scheduled to be delivered in 2000 (see Note 6).

     In March 2000, the Company had a letter of credit issued for approximately $25.0 million, which is secured by restricted cash invested in liquid, highly rated securities. These funds are carried at cost, which approximates market, in other assets.

     Under the Federal Aviation Administration's (the "FAA") Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and will be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of the Company's Boeing 747-200 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Fourteen aircraft in the Company's 747-200 fleet have already undergone the major portion of such modifications. The remaining eight 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

     The Company is subject to various international bilateral air services agreements between the United States and the
countries  to  which  it  provides  service.   The  Company  also
operates on behalf of foreign flag carriers between various foreign points without serving the United States. These services are subject to the bilateral agreements of the respective governments. Furthermore, these services require FAA approval but not Department of Transportation ("DOT") approval. The Company must generally obtain permission from the applicable foreign governments to provide service to foreign points. Moreover, in some instances, ACMI Contracts (Aircraft, Crew, Maintenance and Insurance) are subject to prior and/or periodic approvals of foreign governments, whose decisions may be affected by ongoing negotiations and relations with the United States. For example, a recent ruling by an aviation agency of the British government concluded that one of the Company's two long-term wet-leases of 747-400 freighter aircraft to British Airways no longer meets the "exceptional circumstances" exception necessary for their operating approval, due to changed market conditions in the United Kingdom. Should other countries adopt similar rules and/or begin enforcement of similar rules for political purposes, the Company's business could be adversely effected.

     In April 1999, the Company received notification from the National Mediation Board ("NMB") that Atlas' crew members voted for representation by the Air Line Pilots Association ("ALPA"). The Company expects its labor costs to decline initially since its profit sharing plan ("Profit Sharing Plan") excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, the Company filed an action in the United States District Court for the District of Columbia (the "District Court") seeking a declaratory judgment confirming, inter alia, the enforceability of the Profit Sharing Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the Profit Sharing Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the District Court entered a summary judgment in the Company's favor ruling that the Company did not violate the Railway Labor Act when it eliminated crew members' participation in the Profit Sharing Plan following ALPA's certification as the crew members' collective bargaining agent. In addition, the District Court dismissed all other claims in the case. ALPA has subsequently filed an appeal of the District Court's decision.

     The Company has received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. India has also requested additional information for subsequent tax years. The Company believes that it is exempt from India taxes under a United States/India treaty and intends to contest the assessment vigorously.

6.   Subsequent Events

     In April 2000, Boeing delivered to the Company two new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. The cash proceeds from the 2000 EETCs transaction were used to finance, through secured debt financing, the debt portion of the acquisition cost of these aircraft. In connection with these secured debt financings, the Company executed equipment notes in the aggregate amount of $217.3 million, with a weighted average interest rate of 9.0%.

     In April 2000, the Company formed a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three 747-400 spare engines owned by the Company. As a result of this refinancing, the Company will experience lower interest rates and extended terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate, plus 1.75% and plus 2.00%, respectively. The interest rate on borrowings outstanding under the AFL III Term Loan Facility was 7.90% and 8.15%, respectively, at April 30, 2000. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commence in July 2000 and increase over time to $9.9 million and $6.8 million, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment of $40.5 million.

     In April 2000, the Company amended its Aircraft Credit Facility to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period, commencing at the time an aircraft has been financed
by  revolving  proceeds for three years.   With  respect  to  the
aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from March 31, 2003 to March 30, 2005 in the event that permanent financing has not been obtained
for  such flight equipment financed under the facility.   At  the
time  of  each borrowing, the Company must select either  a  Base
Rate Loan (prime rate, plus 0.75%) or a Eurodollar Rate Loan (Eurodollar rate, plus 1.75%). As of April 30, 2000, the Company had approximately $87.9 million outstanding under the Aircraft Credit Facility and the weighted average interest rate was 9.75%, which represents a Base Rate Loan as required for the initial two-week period of the amended Aircraft Credit Facility. The Company selected the Eurodollar Rate Loan commencing in May 2000, for which the interest rate is 7.88%.

     In May 2000, the Company refinanced one of its 747-200 freighter aircraft with a group of European banks for a term of five years, at a Eurodollar rate, plus 1.50%, for a rate of 8.22% at commencement of the loan. This aircraft was previously financed under the Aircraft Credit Facility.

     In May 2000, the Company announced that it entered into a purchase contract to acquire two Boeing 747-300 combi aircraft from VARIG, S.A. (the "VARIG Aircraft"). Each VARIG Aircraft will be converted from combi to full freighter configuration by Boeing prior to their placement into service, which is anticipated to occur during the fourth quarter of 2000. After their conversion, these aircraft will be operationally equivalent to the Boeing 747-200 aircraft in the Company's fleet. A combi conversion requires fewer modifications than a normal passenger-to-cargo aircraft conversion as a result of the existence of a rear cargo door and partial cargo handling system, thus reducing both the cost and time associated with the modification.


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

      The table below sets forth selected financial and operating data for the first quarter of 2000 and 1999 (dollars in thousands).

                                      2000           1999
                                       1st            1st
                                     Quarter        Quarter
     Total operating revenues         $166,412       $137,839
     Operating expenses                123,236        101,132
     Operating income                   43,176         36,707
     Other income (expense)           (23,779)       (20,314)
     Net income (1)                     12,019          2,237
     Block hours                        29,193         23,931
     Average aircraft operated            30.5           27.0
     Operating margin                    25.9%          26.6%

          (1) Net income is after extraordinary item and cumulative effect of a change in accounting principle for the 1999 1st Quarter column.

Operating Revenues and Results of Operations

      Total operating revenues for the quarter ended March 31, 2000 increased to $166.4 million from $137.8 million for the same period in 1999, or approximately 21%. The average number of aircraft in our fleet during the first quarter of 2000 was 30.5 compared to 27.0 during the same period in 1999. Total block hours for the first quarter of 2000 were 29,193 compared to 23,931 for the same period in 1999, an increase of approximately 22%, principally reflecting the increase in the size of our fleet period over period. Revenue per block hour decreased by approximately 1% to $5,700 for the first quarter of 2000 compared to $5,760 for the first quarter of 1999. This was substantially due to additional revenue in the first quarter of 1999 compared to the first quarter of 2000 associated with minimum guarantees provided for in ACMI Contracts, coupled with a lower percentage of non-ACMI flying.

      Our operating results improved by approximately 18% from a $36.7 million operating profit for the first quarter of 1999 to an operating profit of $43.2 million for the first quarter of 2000. Results of operations were favorably impacted by the substantial increase in the size of our fleet and the newer 747-400 freighter aircraft, slightly offset by higher flight crew salaries and benefits, and other flight related expenses period over period. In the first quarter of 1999, we recorded an approximate $6.6 million extraordinary loss net of applicable tax benefit of approximately $3.9 million, from the extinguishment of the $100 million 12 1/4% Equipment Notes due 2002 and a one-time charge of approximately $1.4 million, net of applicable tax benefit of approximately $.9 million, associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as required upon adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Net income of $10.2 million for the first quarter of 1999, excluding the extraordinary loss and the one-time charge, increased to a net income of $12.0 million for the first quarter of 2000, or approximately 17%.

Operating Expenses

       Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

      Flight crew salaries and benefits include all such expenses for our pilot work force. Flight crew salaries and benefits increased to $14.2 million in the first quarter of 2000 compared to $11.4 million in 1999, primarily due to the increase in the number of aircraft in our fleet and aircraft block hours. While actual expense increased by approximately 25% quarter over quarter, on a block hour basis this expense increased by approximately 2% to $486 per hour for the first quarter of 2000 from $475 per hour for the same period in 1999.

      Other flight-related expenses include hull and liability insurance on our aircraft, crew travel and meal expenses, initial and recurrent crew training costs and other expenses necessary to conduct our flight operations.

      Other flight-related expenses increased to $14.0 million in the first quarter of 2000 from $10.8 million in the first quarter of 1999, or approximately 29%. On a block hour basis, other flight-related expenses increased approximately 6% to $479 per block hour for the first quarter of 2000 from $453 per block hour for the same period in 1999. This increase was primarily due to the impact of added training and travel costs associated with the introduction of four additional new 747-400 freighter aircraft into our fleet in the second and third quarters of 1999 and preparation for the three additional new 747-400 freighter aircraft delivered in 2000.

      Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 we contracted with KLM for a significant part of our regular maintenance operations and support on a fixed cost per flight hour basis. In December 1999, we completed negotiations with KLM to terminate the engine portion of this maintenance agreement. Concurrently, we entered into a ten-year maintenance agreement with MTU Maintenance Hanover, a subsidiary of Daimler Chrysler Aerospace, to provide regular maintenance at a fixed rate per flight hour for engines which were previously serviced under the KLM agreement, plus additional engines. Effective October 1996, certain additional aircraft engines were accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a ten-year maintenance agreement. During 1998, we entered into separate long-term contracts with Lufthansa Technik for the airframe maintenance and with GE for the engine maintenance of the 747-400 freighter aircraft, effective with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998.

      Maintenance expense increased to $33.6 million in the first quarter of 2000 from $30.3 million in the same period of 1999, or approximately 11%, primarily due to the increased size of our fleet. On a block hour basis, maintenance expense decreased by approximately 9% in the first quarter of 2000 compared to the first quarter of 1999, primarily reflecting the lower maintenance costs associated with the new 747-400 aircraft.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $17.0 million in the first quarter of 2000 compared to $11.5 million in the same period of 1999, or an increase of approximately 47%. During the first quarter of 2000, we leased two additional 747-400 freighter aircraft compared to the year earlier period.

     Because of the nature of our ACMI Contracts (Aircraft, Crew, Maintenance and Insurance), our airline customers bear all other operating expenses. As a result, we do not incur fuel and ground handling expenses except when we operate on our own behalf either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services include both the direct costs of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI Contract service include the costs associated with servicing our aircraft at the various airports to which we operate.

      Fuel and ground handling costs increased by approximately 71% to $5.2 million for the first quarter of 2000 from $3.1 million for the first quarter of 1999. This was primarily due to increased charter activity and slightly higher fuel prices quarter over quarter.

      Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost.

      Depreciation and amortization expense increased to $22.7 million in the first quarter of 2000 from $19.2 million in the same period of 1999, or approximately 19%. This increase primarily reflected an increase of approximately 17% in owned aircraft for the first quarter of 2000 over the same period in 1999.

      Other operating expenses include salaries, wages, benefits,
travel   and  meal  expenses  for  non-crew  members  and   other
miscellaneous operating costs.

      Other operating expenses increased to $16.5 million in the first quarter of 2000 from $14.9 million in the same period of 1999, or approximately 10%, due to additional personnel and other resources required for the expansion of our fleet and operations. On a block hour basis, these expenses decreased to $565 per hour in the first quarter of 2000 from $624 per hour in the same period of 1999, or approximately 9%, primarily due to the 22% increase in block hours quarter over quarter.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income for the first quarter of 2000 was $6.2 million compared to $4.6 million for the same period of 1999, primarily due to increases in the amount of funds available for investing as well as an overall increase in the rates of return on investments. Interest expense increased to $30.0 million for the first quarter of 2000 from $24.9 million for the first quarter of 1999, or approximately 20%. This increase reflects the financing costs associated with the purchase of two additional aircraft in 1999 and the purchase of one additional aircraft in the first quarter of 2000.

Income Taxes

      Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued for taxes at the rate of 38.0% during the first quarter of 2000 and 37.5% during the first quarter of 1999. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of our tax provision in these periods is deferred.

Liquidity and Capital Resources

     At  March  31,  2000,  we had cash and cash  equivalents  of approximately $252.9 million, short-term investments of approximately $137.3 million and working capital of approximately $258.8 million. During the first quarter of 2000, cash and cash equivalents decreased approximately $78.7 million, primarily reflecting the purchase of flight and other equipment of $103.6 million, principal reductions of indebtedness of $31.8 million, cash restricted for letter of credit of $25.0 million and debt issuance costs of $4.0 million; partially offset by cash provided by operations of $7.1 million, proceeds from equipment financings of $73.1 million, net proceeds from the maturity and purchase of short-term investments of $4.3 million, net proceeds from the issuance of common stock of $1.0 million and net proceeds from the issuance of treasury stock of $0.2 million. Our overall borrowing level increased to $1.4 billion at March 31, 2000 from $1.3 billion at December 31, 1999.

     In June 1997, we entered into a purchase agreement with the Boeing Company (the "Boeing Purchase Agreement") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from the General Electric Company ("GE"), with options to purchase up to 10 additional 747-400 aircraft. In February 1999, we exercised options for two additional 747-400 freighter aircraft for delivery in 2000. We arranged leveraged lease financing for five 747-400 freighter aircraft and secured debt financing for four 747-400 freighter aircraft which were delivered in 1998 and 1999. In the third quarter of 1999, we entered into a sale-leaseback transaction for one of our 747-400 freighter aircraft. We arranged secured debt financing for three 747-400 freighter aircraft which were delivered in the first and second quarter of 2000. (See discussions of the 1998 EETCs, 1999 EETCs and the 2000 EETCs below.) The Boeing Purchase Agreement requires us to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which we accrue and pay interest quarterly at 6-month LIBOR, plus 2.0%. As of March 31, 2000, there was $74.1 million of Deferred Aircraft Obligations included in other liabilities, and the combined interest rate was approximately 8.0%.

     In February 1998, we completed an offering of $538.9 million of Enhanced Equipment Trust Certificates (the "1998 EETCs"). The 1998 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. We entered into leveraged lease transactions with respect to four of the five 747-400 aircraft delivered in 1998. We took ownership of one such aircraft and issued the corresponding equipment notes, which are direct obligations of the Company.

     In April 1999, we completed an offering of $543.6 million of Enhanced Equipment Trust Certificates (the "1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and a portion of the proceeds was used in the second and third quarters of 1999 to finance, through secured debt financings, the debt portion of the acquisition cost of three new 747-400 freighter aircraft from Boeing. In the third quarter of 1999, a portion of the proceeds was used to finance, through a leveraged lease, an additional new 747-400 freighter aircraft which was delivered to us by Boeing. The remaining proceeds from the 1999 EETCs, except for $90,000, were used in the first quarter of 2000 to finance, through secured debt financing, the debt portion of the acquisition cost of one new 747-400 freighter aircraft from Boeing. The $90,000 was subsequently returned to the holders of the 1999 EETCs. In connection with this secured debt financing, we executed equipment notes in the aggregate amount of $109.9 million, with a weighted average interest rate of 7.6%.

     In January 2000, we completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. In April 2000, the cash proceeds from the 2000 EETCs transaction were used to finance, through secured debt financing, the debt portion of the acquisition cost of two new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. In connection with these secured debt financings, we executed equipment notes in the aggregate amount of $217.3 million, with a weighted average interest rate of 9.0%.

     In March 2000, we had a letter of credit issued for approximately $25.0 million, which is secured by restricted cash invested in liquid, highly rated securities. These funds are carried at cost, which approximates market, in other assets.

     In April 2000, we formed a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three 747-400 spare engines owned by us. As a result of this refinancing, we will experience lower interest rates and extended terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate, plus 1.75% and plus 2.00%, respectively. The interest rate on borrowings outstanding under the AFL III Term Loan Facility was 7.90% and 8.15%, respectively, at April 30, 2000. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commence in July 2000 and increase over time to $9.9 million and $6.8 million, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment of $40.5 million.

     In April 2000, we amended our Aircraft Credit Facility to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period, commencing at the time an aircraft has been financed by revolving proceeds for three years. With respect to the aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from March 31, 2003 to March 30, 2005 in the event that permanent financing has not been obtained for such flight equipment financed under the facility. At the time of each borrowing, we must select either a Base Rate Loan (prime rate, plus 0.75%) or a Eurodollar Rate Loan (Eurodollar rate, plus 1.75%). As of April 30, 2000, we had approximately $87.9 million outstanding under the Aircraft Credit Facility and the weighted average interest rate was 9.75%, which represents a Base Rate Loan as required for the initial two-week period of the amended Aircraft Credit Facility. We selected the Eurodollar Rate Loan commencing in May 2000, for which the interest rate is 7.88%.

     In May 2000, we refinanced one of our 747-200 freighter aircraft with a group of European banks for a term of five years, at a Eurodollar rate, plus 1.50%, for a rate of 8.22% at commencement of the loan. This aircraft was previously financed under the Aircraft Credit Facility.

     In May 2000, we announced that we entered into a purchase contract to acquire two Boeing 747-300 combi aircraft from VARIG,
S.A.  (the  "VARIG  Aircraft").   Each  VARIG  Aircraft  will  be
converted from combi to full freighter configuration by Boeing prior to their placement into service, which is anticipated to occur during the fourth quarter of 2000. After their conversion, these aircraft will be operationally equivalent to the Boeing 747-200 aircraft in our fleet. A combi conversion requires fewer
modifications   than   a   normal   passenger-to-cargo   aircraft
conversion as a result of the existence of a rear cargo door and partial cargo handling system, thus reducing both the cost and time associated with the modification.

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

     Under the Federal Aviation Administration's (the "FAA") Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of our Boeing 747-200 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Fourteen aircraft in our 747-200 fleet have already undergone the major portion of such modifications. The remaining eight 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to us in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

     We are subject to various international bilateral air services agreements between the United States and the countries to which we provide service. We also operate on behalf of foreign flag carriers between various foreign points without serving the United States. These services are subject to the bilateral agreements of the respective governments. Furthermore, these services require FAA approval but not Department of Transportation ("DOT") approval. We must generally obtain permission from the applicable foreign governments to provide service to foreign points. Moreover, in some instances, ACMI Contracts are subject to prior and/or periodic approvals of foreign governments, whose decisions may be affected by ongoing negotiations and relations with the United States. For example, a recent ruling by an aviation agency of the British government concluded that one of our long-term wet-leases of 747-400 to British Airways no longer meets the "exceptional circumstances" exception necessary for their operating approval, due to changed market conditions in the United Kingdom. Should other countries adopt similar rules and/or begin enforcement of similar rules for political purposes, our business could be adversely effected.

      From time to time we engage in discussions with third parties regarding possible acquisition or sale of aircraft in our fleet. We are currently in discussions with third-parties for the possible acquisition and sale of additional aircraft for 2000 and beyond.

      We believe that cash on hand and the cash flow generated from our operations will be sufficient to meet our normal ongoing liquidity needs for the next twelve months.

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

Recently Issued Accounting Standards

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

Forward-looking Information

     Certain statements included or incorporated by reference in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 2lE of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future
results,   levels   of  activity,  performance  or   achievements
expressed or implied by such forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in our Form 10-K for December 31, 1999.

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

     We have received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. India has also requested additional information for subsequent tax years. We believe that we are exempt from India taxes under a United States/India treaty and intend to contest the assessment vigorously.


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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  May 15, 2000     By:        /s/ Stanley J. Gadek
                         Stanley J. Gadek
                         Acting Chief Financial Officer,
                         Vice President - Controller
                         Principal Accounting Officer