Form 10-Q
period 2000-06-30
ATLAS AIR INC
filed 2000-08-11
CIK 941552

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2000

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



            2000 Westchester Ave, Purchase, NY 10577
    (Address of principal executive offices)      (Zip Code)


                        (914) 701 - 8000
      (Registrant's telephone number, including area code)



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   [ x ]   Yes         [   ]   No

As of August 7, 2000 the Registrant had 38,113,976 shares of $.01 par value Common Stock outstanding.


                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.        FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
                  June 30, 2000 and December 31, 1999

               Consolidated Statements of Operations-
                  Quarter and Six Months Ended June 30, 2000
                  and 1999

               Consolidated Statements of Cash Flows-
                  Six Months Ended June 30, 2000 and 1999

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 6.   Exhibits and Reports on Form 8-K

               Exhibit 27 - Financial Data Schedule

               Signatures

               ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                           June 30,      December 31,
                                             2000            1999
                                         (Unaudited)
                ASSETS
Current assets:
     Cash and cash equivalents             $   293,830  $     331,605
     Short-term investments                     62,144        141,555
     Accounts receivable and other, net        135,370         92,979
          Total current assets                 491,344        566,139
Property and equipment:
     Flight equipment                        1,848,357      1,732,543
     Other                                      31,202         19,172
                                             1,879,559      1,751,715
     Less accumulated depreciation            (240,604)      (208,465)
           Net property and equipment        1,638,955      1,543,250
Other assets:
     Debt issuance costs,
       net of accumulated amortization          31,894         27,201
of $14,364 and $14,281
     Deposits and other                        112,058          5,780
               Total assets                 $2,274,251     $2,142,370


 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt     $    88,722   $     95,929
     Accounts payable and accrued              148,115        139,929
liabilities
     Income tax payable                          4,675             --
          Total current liabilities            241,512        235,858
Long-term debt, net of current portion       1,322,894      1,253,084
Other liabilities                              132,505        228,075
Deferred income taxes                           81,779         67,653
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1 par value;
    10,000,000 shares authorized;
    no shares issued                                --             --
   Common Stock, $0.01 par value;
    50,000,000 shares authorized;
    38,112,407 and 34,480,946
    shares issued, respectively                    381            345
   Additional paid-in capital                  304,005        198,002
   Retained earnings                           193,298        162,194
   Deferred Compensation -
    Restricted Stock                              (615)          (404)
   Treasury Stock, at cost;
    70,200 and 115,906 shares,
    respectively                               (1,508)         (2,437)
        Total stockholders' equity             495,561        357,700
           Total liabilities and
            stockholders' equity            $2,274,251     $2,142,370


  The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                               Quarter Ended             Six Months Ended
                                 June 30,                    June 30,
                             2000          1999         2000         1999
Revenues:
 Contract services        $  188,081     $  135,025  $   351,657   $  270,403
 Charters, scheduled
  services and other           3,702          3,543        6,538        6,004
   Total operating           191,783        138,568      358,195      276,407
revenues
Operating expenses:
 Flight crew salaries
and benefits                  14,491         10,313       28,672       21,674
 Other flight-related
  expenses                    14,040         10,791       28,025       21,620
 Maintenance                  34,666         30,071       68,311       60,342
 Aircraft and engine
  rentals                     17,738         11,012       34,694       22,517
 Fuel and ground
  handling                     5,562          4,377       10,809        7,452
 Depreciation and
  amortization                24,596         16,824       47,334       35,991
 Other                        22,290         14,073       38,773       28,997
   Total operating
    expenses                 133,383         97,461      256,618      198,593
Operating income              58,400         41,107      101,577       77,814
Other income (expense):
   Interest income             6,679          4,121       12,887        8,695
   Interest expense          (34,413)       (23,996)     (64,400)     (48,884)
                             (27,734)       (19,875)     (51,513)     (40,189)
Income before income
 taxes, extraordinary
 item and cumulative
 effect of a change in
 accounting principle         30,666         21,232       50,064       37,625
Provision for income
 taxes                       (11,653)        (7,962)     (19,032)     (14,109)
Income before
 extraordinary item
 and cumulative
 effect of a change in
 accounting principle         19,013         13,270       31,032       23,516
Extraordinary item:
Loss from
 extinguishment of
 debt, net of applicable
 tax benefit of $3,872            --             --           --       (6,593)
Cumulative effect of a
 change in accounting
 principle, net of
 applicable tax benefit
 of $850                           --            --           --       (1,416)
Net income                $   19,013      $  13,270   $   31,032    $  15,507

Basic earnings per
share:
 Income before
  extraordinary
  item and cumulative
  effect of a change in
  accounting principle      $   0.53     $     0.39     $   0.89   $     0.68
 Extraordinary item               --             --           --        (0.19)
 Cumulative effect of a
  change in accounting
  principle                       --             --           --        (0.04)
 Net income                 $   0.53     $     0.39     $   0.89   $     0.45
 Weighted average common
  shares                      35,648         34,279       35,033       34,156

Diluted earnings per
share:
 Income before
  extraordinary
  item and cumulative
  effect of a change in
  accounting principle      $   0.53    $      0.38     $   0.88   $     0.68
 Extraordinary item               --             --           --        (0.19)
 Cumulative effect of a
  change in accounting
  principle                       --             --           --        (0.04)
 Net income                 $   0.53     $     0.38     $   0.88   $     0.45
 Weighted average common
  shares                      36,021         34,570       35,315       34,449

The accompanying notes are an integral part of these consolidated financial statements.


                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                               Six Months Ended
                                                   June 30,
                                             2000            1999
Operating activities:
Net income                                 $    31,032    $    15,507
Adjustments to reconcile net income to
net cash provided by operating
 activities:
     Depreciation and amortization              47,334         35,991
     Amortization of debt issuance
      costs and lease financing costs              300          1,171
     Net loss on disposition of
      property and equipment                       436             --
     Extraordinary loss                             --          2,491
     Write-off of start-up costs                    --          2,266
     Deferred income taxes                      14,126          7,258
     Changes in operating assets and
      liabilities:
       Accounts receivable and other           (42,391)          (532)
       Deposits and other                      (15,330)         2,227
       Accounts payable and accrued
        liabilities                              4,281         (3,037)
       Income tax payable                        4,675         (7,908)

        Net cash provided by operating
         activities                             44,463         55,434

Investment activities:
Purchase of property and equipment            (268,717)      (246,244)
Proceeds from sale of property and              13,808             --
equipment
Purchase of investments                        (47,451)       (15,071)
Maturity of investments                         60,949          5,000
        Net cash used in investing
         activities                           (241,411)      (256,315)

Financing activities:
Issuance of Common Stock                       106,039         16,871
Purchase of Treasury Stock                        (131)          (775)
Issuance of Treasury Stock                         528            489
Net proceeds from debt issuance and
 lease financing                               282,437        177,074
Principal payments on notes payable           (194,053)      (129,444)
Cash restricted for letter of credit           (25,001)            --
Debt issuance costs and deferred lease
 costs                                         (10,646)          (671)
        Net cash provided by financing
         activities                            159,173         63,544

Net decrease in cash                           (37,775)      (137,337)
Cash and cash equivalents at beginning
 of period                                     331,605        449,627
Cash and cash equivalents at end of
 period                                   $    293,830     $  312,290


  The accompanying notes are an integral part of these consolidated financial statements.


                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Atlas") as of June 30, 2000 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1999 audited financial statements included in its Annual Report on Form 10-K.

2.   Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

3.   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No.133 could increase volatility in earnings and other comprehensive income.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We believe the adoption of this Interpretation will not have a material impact on our financial position and results of operations.

4.   Investments

The Company invests excess cash in part in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following tables set forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of June 30, 2000 and December 31, 1999 (in thousands):

                                 Gross       Gross
                              Unrealized  Unrealized    (Amorti-
                    Aggregate   Holding     Holding     zation)
  Security Type    Fair Value    Gains      Losses     Accretion

June 30, 2000:
Included in
 cash and cash
 equivalents:
 CDs & equivalents $   30,926  $       --  $       -- $       --
 Commercial Paper      44,535          --          --          1
 Market Auction
  Preferreds          127,900          --          12         --
     Totals        $  203,361  $       --  $       12  $       1


Included in short-
 term investments:
 U.S. Government
  Agencies        $    11,993 $        -- $         5 $        --
 Corporate Notes       22,971          --          44         (13)
 Corporate Bonds        8,548          --          88           1
 Market Auction
  Preferreds           14,500          --          --          --
 Euro Bonds             3,004          --          27          (1)
     Totals        $   61,016 $        -- $       164  $      (13)


Included in long-
 term investments:
 U.S. Government
  Agencies         $   15,954 $        -- $        39 $         1
 Corporate Notes       14,526          --         115          (1)
 Corporate Bonds       17,759          --          83          (7)
 Euro Bonds            15,281          --          75           4
 Other                  1,652          --          14           8
     Totals        $   65,172  $       -- $       326 $         5


 December 31, 1999:
 Included in
  cash and cash
  equivalents:
  CDs & equivalents $    20,002 $        1 $        -- $       --
  Commercial Paper       57,296          2          --         62
  Corporate Bonds        42,998         --          11         51
  Market Auction
   Preferreds            98,900         --           3         --
   Other                  1,751         --           3         --
      Totals         $  220,947 $        3 $        17 $      113


 Included in short-
  term investments:
  Corporate Bonds   $    29,041 $       -- $       199 $      (15)
  Corporate Notes        40,306         --         255        (20)
  Euro Dollar Bonds      15,034         --          92         (8)
  Market Auction
   Preferreds            17,000         --          --         --
  U.S. Government
   Agencies              31,953         --          36          1
  Other                   5,362         --          21         22
      Totals         $  138,696 $       -- $       603 $      (20)

In addition, accrued interest on cash equivalents, short-term and long-term investments at June 30, 2000 was approximately $0.6 million, $1.0 million and $1.3 million, respectively. Accrued interest on cash and equivalents and short-term investments at December 31, 1999 was approximately $1.4 million and $2.3 million, respectively. Interest earned on these investments and related maturities are reinvested in similar securities. Securities included in short-term investments have maturity dates of less than one year.

5.   Commitments and Contingencies

     In June 1997, the Company entered into a purchase agreement with the Boeing Company (the "Boeing Purchase Agreement") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from the General Electric Company ("GE"), with options to purchase up to 10 additional 747-400 aircraft. In February 1999, the Company exercised options for two additional 747-400 freighter aircraft, which were delivered in the second quarter of 2000. The Company arranged leveraged lease financing for seven 747-400 freighter aircraft and secured debt financing for five 747-400 freighter aircraft which were delivered in 1998, 1999 and 2000. The Boeing Purchase Agreement requires the Company to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%.

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

     In January 2000, the Company completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. In the second quarter of 2000, the cash proceeds from the 2000 EETCs transaction were used to finance, through secured debt financing, the debt portion of the acquisition cost of two new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. In connection with these secured debt financings, the Company executed equipment notes in the aggregate amount of $217.3 million, with a weighted average interest rate of 9.0%.

     In March 2000, the Company had a letter of credit issued for approximately $25.0 million, which is secured by restricted cash invested in liquid, highly rated securities. These funds are carried at cost, which approximates market, in Other assets and were released and returned to unrestricted cash subsequent to June 30, 2000.

     In April 2000, the Company formed a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three 747-400 spare engines owned by the Company. As a result of this refinancing, the Company will experience lower interest rates and extended terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate, plus 1.75% and plus 2.00%, respectively. The interest rates on borrowings outstanding under the AFL III Term Loan Facility were 8.32% and 8.69%, respectively, at June 30, 2000. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commenced in July 2000 and increase over time to $9.9 million and $6.8 million, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment of $40.5 million.

     In April 2000, the Company amended its Aircraft Credit Facility to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period. With respect to the aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from March 31, 2003 to March 30, 2005 in the event that permanent financing has not been obtained for such flight equipment financed under the facility. At the time of each borrowing, the Company must select either a Base Rate Loan (prime rate, plus 0.75%) or a Eurodollar Rate Loan (Eurodollar rate, plus 1.75%). As of June 30, 2000, the Company had approximately $34.3 million outstanding under the Aircraft Credit Facility. The Company selected the Eurodollar Rate Loan commencing in May 2000, for which the interest rate is 8.31% as of June 30, 2000.

     In May 2000, the Company refinanced one of its 747-200 freighter aircraft with a group of European banks for a term of five years, at a Eurodollar rate, plus 1.50%, for a rate of 8.22% at commencement of the loan. This aircraft was previously financed under the Aircraft Credit Facility.

     In  May  2000,  the  Company entered into  a  sale-leaseback
transaction for one of its 747-400 freighter aircraft.   The  net
book value of this aircraft and the related debt were removed from the balance sheet.

     In May 2000, the Company completed the sale of one of its business jets, previously used by executives of the Company for business travel throughout the world. Proceeds from the sale were used to retire the remaining debt on the aircraft.

     In May 2000, the Company entered into a purchase contract to acquire two used Boeing 747-300 combi aircraft from VARIG, S.A. (the "VARIG Aircraft") and a long term lease agreement for a third Boeing 747-300 from another third party. Each Aircraft will be converted from combi to full freighter configuration by Boeing prior to their placement into service, which is anticipated to occur during the fourth quarter of 2000. After their conversion, these aircraft will be operationally equivalent to the Boeing 747-200 aircraft in the Company's fleet.

     In June 2000 the Company completed an offering of 3,465,000 shares of common stock for net proceeds of $104 million.
Approximately  $86  million of the proceeds  were  used  for  the repayment of debt during the second quarter. The remaining proceeds of $18 million are expected to be used for the retirement of debt during the third quarter of 2000.

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

     The Company is subject to various international bilateral air services agreements between the United States and the
countries  to  which  it  provides  service.   The  Company  also
operates on behalf of foreign flag carriers between various foreign points without serving the United States. These services are subject to the bilateral agreements of the respective governments. Furthermore, these services require FAA approval but not Department of Transportation ("DOT") approval. The Company must generally obtain permission from the applicable foreign governments to provide service to foreign points. Moreover, in some instances, ACMI Contracts (Aircraft, Crew, Maintenance and Insurance) are subject to prior and/or periodic approvals of foreign governments, whose decisions may be affected by ongoing negotiations and relations with the United States. For example, a recent ruling by an aviation agency of the British government concluded that one of the Company's two long-term wet-leases of 747-400 freighter aircraft to British Airways no longer meets the "exceptional circumstances" exception necessary for their operating approval, due to changed market conditions in the United Kingdom. Should other countries adopt similar rules and/or begin enforcement of similar rules for political purposes, the Company's business could be adversely affected.

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

     In March 2000, the Company received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. India has also requested additional information for subsequent tax years. The Company believes that it is exempt from Indian taxes under a United States/India treaty and intends to contest the assessment vigorously.




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      We provide airport-to-airport cargo transportation services throughout the world to major international air carriers generally under three- to five-year fixed-rate contracts which typically require that we supply aircraft, crew, maintenance and insurance (the "ACMI Contracts"). The cargo operations of our airline customers are seasonal in nature, with peak activity occurring traditionally in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the occurrence of Christmas and the Chinese New Year. Certain customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with us, and are expected to continue to do so in the future. As a result, our revenues typically decline in the first quarter of the year as our contractual aircraft utilization level temporarily decreases. We seek to schedule, to the extent possible, our major aircraft maintenance activities during this period to take advantage of any underutilized aircraft time.

       The aircraft acquisitions and lease arrangements are described in Note 6 of our December 31, 1999 Consolidated Financial Statements. The timing of when an aircraft enters our fleet can affect not only annual performance, but also can make quarterly results vary, thereby affecting the comparability of operations from period to period. In addition, the number of aircraft utilized from period to period as spare or maintenance back-up aircraft may also cause quarterly results to vary.

      The table below sets forth selected financial and operating data for the first and second quarters of 2000 and 1999 (dollars in thousands).

                                                    2000
                               Cumu-                2nd                 1st
                               lative             Quarter             Quarter

Total operating revenues       $358,195            $191,783            $166,412
Operating expenses              256,618             133,382             123,236
Operating income                101,577              58,401              43,176
Other income (expense)          (51,513)            (27,734)            (23,779)
Net income                       31,032              19,013              12,019
Block hours                      62,333              33,140              29,193
Average aircraft operated          31.5                32.6                30.5
Operating margin                   28.4%               30.5%               25.9%

                                                    1999
                               Cumu-                2nd                 1st
                               lative             Quarter             Quarter

Total operating revenues       $276,407            $138,568            $137,839
Operating expenses              198,593              97,461             101,132
Operating income                 77,814              41,107              36,707
Other income (expense)          (40,189)            (19,875)            (20,314)
Net income                       15,507     (1)      13,270     (1)       2,237
Block hours                      47,792              23,861              23,931
Average aircraft operated          27.7                28.4                27.0
Operating margin                   28.2%               29.7%               26.6%
________

(1) After extraordinary item and cumulative effect of a change in accounting principle.

Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended June 30, 2000 increased to $191.8 million from $138.6 million for the same period in 1999, or approximately 38%. The average number of aircraft in our fleet during the second quarter of 2000 was 32.6 compared to 28.4 during the same period in 1999, an increase of 15%. Total block hours for the second quarter of 2000 were 33,140 compared to 23,861 for the same period in 1999, an increase of approximately 39%, reflecting the increase in the size of our fleet, and a substantial increase in block hour production per average aircraft. Revenue per block hour decreased to $5,787 for the second quarter of 2000 compared to $5,807 for the second quarter of 1999. The slight decrease was due, in part, to additional revenue in the second quarter of 1999 compared to the second quarter of 2000 associated with minimum guarantees provided for in lower per block hour ACMI Contracts, coupled with a lower percentage of higher per block hour non-ACMI flying.

      Our operating results improved by approximately 42% from a $41.1 million operating profit for the second quarter of 1999 to an operating profit of $58.4 million for the second quarter of 2000. Results of operations were favorably impacted by the substantial increase in the size of our fleet and the higher utilization of the newer 747-400 freighter aircraft, despite associated period over period increases in aircraft and engine rentals, and depreciation and amortization expenses. Net income of $13.3 million for the second quarter of 1999 increased by approximately 43% to a net income of $19.0 million for the second quarter of 2000.

      Total operating revenues for the six months ended June 30, 2000 increased to $358.2 million from $276.4 million for the same period in 1999, or approximately 30%. This reflected the increase in the size of our fleet during the first half of 2000. Total block hours for the first half of 2000 were 62,333 compared to 47,792 for the same period in 1999, an increase of approximately 30%, reflecting an increase in the size of our fleet, and higher utilization per average aircraft, period over period. Revenue per block hour decreased slightly by approximately 1% to $5,746 for the first six months of 2000 compared to $5,784 for the same period in 1999. This was substantially due to additional revenue in the first half of 1999 compared to the first half of 2000 associated with minimum guarantees provided for in ACMI Contracts, as discussed above.

      Our operating results improved by approximately 31% from a $77.8 million operating profit for the first six months of 1999 to an operating profit of $101.6 million for the first six months of 2000. Results of operations were favorably impacted by the substantial increase in the size of our fleet and the newer 747-400 freighter aircraft, despite associated period over period increases in aircraft and engine rentals, and depreciation and amortization expenses. Net income of $15.5 million for the first half of 1999 increased by 100% to a net income of $31.0 million for the first half of 2000. In the first quarter of 1999, we recorded an extraordinary charge from the extinguishment of the $100 million 12 1/4% Senior Notes and a one-time charge associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as
required   by   SOP  98-5  (as  defined).   Net   income   before
extraordinary  item  and  cumulative  effect  of  a   change   in
accounting principle for the first half of 1999 of $23.5 million, increased by approximately 32% to the first half of 2000.

Operating Expenses

       Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs and ground handling; depreciation and amortization; and other expenses.

      Flight crew salaries and benefits include all such expenses for our pilot work force. Flight crew salaries and benefits increased to $14.5 million in the second quarter of 2000 compared to $10.3 million in the same period of 1999, or approximately 41%, principally reflecting the increase in the size of our fleet quarter over quarter. On a block hour basis, this expense increased by approximately 1% to $437 per hour for the second quarter of 2000 from $432 per hour for the same period in 1999. For the first six months of 2000, actual expense increased by approximately 32%, from $21.7 million to $28.7 million, primarily due to the increase in the size of our fleet period over period. On a block hour basis, this expense increased to $460 per hour from $454 per hour for the same period in 1999, or approximately 1%.

      Other flight-related expenses include aircraft hull and liability insurance, crew travel and meal expenses, initial and recurrent crew training costs and other expenses necessary to conduct our flight operations.

      Other flight-related expenses increased to $14.0 million in the second quarter of 2000 compared to $10.8 million for the same period of 1999, and to $28.0 million in the six months ended June 30, 2000 compared to $21.6 million in the six months ended June 30, 1999, or approximately 30% for both periods. On a block hour basis, other flight-related expenses decreased by approximately 6% to $424 per hour for the second quarter of 2000 compared to $452 per hour for the same period in 1999, and by approximately 1% to $450 per hour for the six months ended June 30, 2000 compared to $452 per hour for the same period in 1999.

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

     Maintenance expense increased to $34.7 million in the second quarter of 2000 from $30.1 million in the same period of 1999, and to $68.3 million in the six months ended June 30, 2000 from $60.3 million in the six months ended June 30, 1999, or approximately 15% and 13%, respectively, primarily due to the increased size of our fleet. On a block hour basis, maintenance expense decreased by approximately 17% quarter over quarter and decreased by approximately 13% for the first half of 2000 compared to the year-earlier period, primarily reflecting the lower maintenance costs associated with the new 747-400 aircraft.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

     Aircraft and engine rentals were $17.7 million in the second quarter of 2000 compared to $11.0 million in the same period of 1999, and were $34.7 million in the first half of 2000 compared to $22.5 million in the first half of 1999, or an increase of approximately 61% and 54%, respectively. The quarter and six-month increases were due to the additional leasing of new 747-400 freighter aircraft.

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

      Fuel and ground handling costs increased by approximately 27% to $5.6 million for the second quarter of 2000 from $4.4 million for the second quarter of 1999, and increased by approximately 45% to $10.8 million for the first half of 2000 from $7.5 million for the first half of 1999. The quarter over quarter and six-month year over year increases were primarily due to increased charter activity.

      Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost.

      Depreciation and amortization expense increased to $24.6 million in the second quarter of 2000 from $16.8 million in the same period of 1999, and to $47.3 million in the first half of 2000 from $36.0 million in the year-earlier period, or approximately 46% and 32%, respectively. These increases reflect the increase in owned aircraft, engines and spare parts for the second quarter of 2000 and the first half of 2000 over the same periods in 1999.

      Other operating expenses include salaries, wages, benefits,
travel   and  meal  expenses  for  non-crew  members  and   other
miscellaneous operating costs.

      Other operating expenses increased to $22.3 million in the second quarter of 2000 from $14.1 million in the same period of 1999, and to $38.8 million for the first half of 2000 from $29.0 million for the same period of 1999, or approximately 58% and 34%, respectively. On a block hour basis, these expenses increased to $673 per hour in the second quarter of 2000 from
$590 per hour in the same period of 1999, and to $622 per hour for the first half of 2000 from $607 per hour in the same period of 1999, or approximately 14% and 3%, respectively. These increases in cost from the prior year periods were due primarily to additional personnel and other resources required for the expansion of our fleet and operations.

Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $6.7 million in the second quarter of 2000 from $4.1 million in the same period of 1999, and to $12.9 million for the first six months of 2000 from $8.7 million for the first six months of 1999, primarily due to increases in the amount of funds available for investing as well as an overall increase in the rates of return on investments. Interest expense increased to $34.4 million in the second quarter of 2000 from $24.0 million in the same period of 1999, and to $64.4 million in the first half of 2000 from $48.9 million in the year-earlier period, or approximately 43% and 32%, respectively. This increase reflects the financing costs associated with the purchase of additional aircraft during the first half of 2000.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued for taxes at the rate of 38% during the second quarter and first half of 2000 and 37.5% during the second quarter and first half of 1999. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of our tax provision in these periods is deferred.

Liquidity and Capital Resources

      At  June  30,  2000,  we had cash and cash  equivalents  of approximately $293.8 million, short-term investments of approximately $62.1 million and working capital of approximately $249.8 million. During the first half of 2000, cash and cash equivalents decreased approximately $37.8 million, primarily reflecting the purchase of flight and other equipment of $268.7 million, principal reductions of indebtedness of $194.1 million, cash restricted for letter of credit of $25.0 million and debt issuance costs of $10.6 million; partially offset by cash provided from operations of $44.5 million, proceeds from the sale of property and equipment of $13.8 million, proceeds from equipment financings of $282.4 million, net proceeds from the maturity and purchase of investments of $13.5 million, net proceeds from the issuance of common stock of $106.0 million and net proceeds from the issuance of treasury stock of $0.4 million. Our overall borrowing level increased to $1.4 billion at June 30, 2000 from $1.3 billion at December 31, 1999.

     In June 1997, we entered into a purchase agreement with the Boeing Company (the "Boeing Purchase Agreement") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from the General Electric Company ("GE"), with options to purchase up to 10 additional 747-400 aircraft. In February 1999, we exercised options for two additional 747-400 freighter aircraft which were delivered in the second quarter of 2000. We arranged leveraged lease financing for five 747-400 freighter aircraft and secured debt financing for seven 747-400 freighter aircraft which were delivered in 1998, 1999 and 2000. The Boeing Purchase Agreement requires us to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which we accrue and pay interest quarterly at 6-month LIBOR, plus 2.0%.

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

     In January 2000, we completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. In the second quarter of 2000, the cash proceeds from the 2000 EETCs transaction were used to finance, through secured debt financing, the debt portion of the acquisition cost of two new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. In connection with these secured debt financings, we executed equipment notes in the aggregate amount of $217.3 million, with a weighted average interest rate of 9.0%.

     In March 2000, we had a letter of credit issued for approximately $25.0 million, which is secured by restricted cash invested in liquid, highly rated securities. These funds are carried at cost, which approximates market, in Other assets and were released and returned to unrestricted cash subsequent to June 30, 2000.

     In April 2000, we formed a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three 747-400 spare engines owned by us. As a result of this refinancing, we will experience lower interest rates and extended terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate, plus 1.75% and plus 2.00%, respectively. The interest rates on borrowings outstanding under the AFL III Term Loan Facility were 8.32% and 8.69%, respectively, at June 30, 2000. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commenced in July 2000 and increase over time to $9.9 million and $6.8 million, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment of $40.5 million.

     In April 2000, we amended our Aircraft Credit Facility to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period, commencing at the time an aircraft has been financed by revolving proceeds for three years. With respect to the aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from March 31, 2003 to March 30, 2005 in the event that permanent financing has not been obtained for such flight equipment financed under the facility. At the time of each borrowing, we must select either a Base Rate Loan (prime rate, plus 0.75%) or a Eurodollar Rate Loan (Eurodollar rate, plus
1.75%).   As of June 30, 2000, we had approximately $34.3 million
outstanding under the Aircraft Credit Facility. We selected the Eurodollar Rate Loan commencing in May 2000, for which the interest rate is 8.32% as of June 30, 2000.

     In May 2000, we refinanced one of our 747-200 freighter aircraft with a group of European banks for a term of five years, at a Eurodollar rate, plus 1.50%, for an iterest rate of 8.22% at commencement of the loan. This aircraft was previously financed under the Aircraft Credit Facility.

     In May 2000, we entered into a sale-leaseback transaction for one of our 747-400 freighter aircraft. The net book value of this aircraft and the related debt were removed from the balance sheet.

     In May 2000 we completed the sale of one of our business jets, previously used by executives of the Company for business travel throughout the world. Proceeds from the sale were used to retire the remaining debt on the aircraft.

     In May 2000, we entered into a purchase contract to acquire two Boeing 747-300 combi aircraft from VARIG, S.A. (the "VARIG
Aircraft"), and a long-term lease agreement for a third Boeing 747-300. Each Aircraft will be converted from combi to full freighter configuration by Boeing prior to their placement into service, which is anticipated to occur during the fourth quarter of 2000. After their conversion, these aircraft will be operationally equivalent to the Boeing 747-200 aircraft in our fleet. A combi conversion requires fewer modifications than a normal passenger-to-cargo aircraft conversion as a result of the existence of a rear cargo door and partial cargo handling system, thus reducing both the cost and time associated with the modification.

     In June 2000 we completed an offering of 3,465,000 shares of common stock for net proceeds of $104 million. Approximately $86 million of the proceeds were used for the repayment of debt during the second quarter. The remaining proceeds of $18 million are expected to be used for the retirement of debt during the third quarter of 2000.

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

     We are subject to various international bilateral air services agreements between the United States and the countries to which we provide service. We also operate on behalf of foreign flag carriers between various foreign points without serving the United States. These services are subject to the bilateral agreements of the respective governments. Furthermore, these services require FAA approval but not Department of Transportation ("DOT") approval. We must generally obtain permission from the applicable foreign governments to provide service to foreign points. Moreover, in some instances, ACMI Contracts are subject to prior and/or periodic approvals of foreign governments, whose decisions may be affected by ongoing negotiations and relations with the United States. For example, a recent ruling by an aviation agency of the British government concluded that one of our long-term wet-leases of 747-400 to British Airways no longer meets the "exceptional circumstances" exception necessary for their operating approval, due to changed market conditions in the United Kingdom. Should other countries adopt similar rules and/or begin enforcement of similar rules for political purposes, our business could be adversely affected.

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

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact, if any, of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No.133 could increase volatility in earnings and other comprehensive income.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We believe the adoption of this Interpretation will not have a material impact on our financial position and results of operations.

Forward-looking Information

     Certain statements included or incorporated by reference in this Form 10-Q constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 2lE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future
results,   levels   of  activity,  performance  or   achievements
expressed or implied by such forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or
"continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in our Annual Report on Form 10-K for December 31, 1999.

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

In March 2000, we received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. India has also requested additional information for subsequent tax years. We believe that we are exempt from Indian taxes under a United States/India treaty and intend to contest the assessment vigorously.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


a.             Exhibits

                    Exhibit 27 - Financial Data Schedule

b.                  Reports filed on Form 8-K

                         Report on Form 8-K dated May 25, 2000,
                         regarding loan amendments relating to
                         the purchase of additional aircraft.


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ATLAS AIR, INC.
                          (Registrant)




Date:  August 10, 2000       By:   /s/ Stuart G. Weinroth
                                   Stuart G. Weinroth
                                   Vice President - Controller &
                                   Financial Planning
                                   Principal Accounting Officer