Form 10-Q
period 2000-09-30
ATLAS AIR INC
filed 2000-11-09
CIK 941552

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended September 30, 2000

[  ]      Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934


                     Commission File Number
                             0-25732


                         ATLAS AIR, INC.
     (Exact name of registrant as specified in its charter)



          Delaware                         84-1207329
(State or other jurisdiction of           (IRS Employer
  incorporation or organization)        Identification No.)




            2000 Westchester Ave., Purchase, NY 10577
       (Address of principal executive offices) (Zip Code)


                        (914) 701 - 8000
      (Registrant's telephone number, including area code)


                538 Commons Dr., Golden, CO 80401
         (Former address of principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   [ x ]   Yes         [   ]   No

As  of  November 7, 2000 the Registrant had 38,223,326 shares  of
$.01 par value Common Stock outstanding.
                ATLAS AIR, INC. AND SUBSIDIARIES


                              INDEX




PART I.        FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements
               Consolidated Balance Sheets-
                  September 30, 2000 and December 31, 1999

               Consolidated Statements of Operations-
                  Quarter and Nine Months Ended
                  September 30, 2000 and 1999

               Consolidated Statements of Cash Flows-
                  Nine Months Ended September 30, 2000 and 1999

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 6.   Exhibits and Reports on Form 8-K

               Exhibit 27 - Financial Data Schedule

               Signatures


                ATLAS AIR, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                          September 30,    December 31,
                                                2000          1999
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $  353,680    $  331,605
  Short-term investments                         62,189       141,555
  Accounts receivable and other, net            127,700        92,979
       Total current assets                     543,569       566,139
Property and equipment:
  Flight equipment                            1,722,578     1,732,543
  Other                                          33,578        19,172
                                              1,756,156     1,751,715
  Less accumulated depreciation                (256,276)     (208,465)
        Net property and equipment            1,499,880     1,543,250
Other assets:
  Debt issuance costs,
    net of accumulated amortization
   of $15,401 and $14,281,
   respectively                                  28,891        27,201
  Deposits and other                             91,727         5,780
            Total assets                     $2,164,067    $2,142,370


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt          $   74,258    $   95,929
  Accounts payable and accrued liabilities      117,630       139,929
  Income tax payable                              6,702            --
       Total current liabilities                198,590       235,858
Long-term debt, net of current portion        1,199,950     1,253,084
Other liabilities                               151,607       228,075
Deferred income taxes                            93,885        67,653
Commitments and contingencies (Note 5)
Stockholders' equity:
  Preferred Stock, $1 par value;
   10,000,000 shares authorized;
   no shares issued                                  --            --
  Common Stock, $0.01 par value;
   50,000,000 shares authorized;
   38,223,257 and 34,480,946 shares issued,
   respectively                                     382           345
  Additional paid-in capital                    304,986       198,002
  Retained earnings                             216,439       162,194
  Deferred Compensation - Restricted Stock         (510)        (404)
 Treasury Stock, at cost;
  57,294 and 115,906 shares, respectively        (1,262)       (2,437)
       Total stockholders' equity               520,035       357,700
          Total liabilities and
           stockholders' equity              $2,164,067    $2,142,370

  The accompanying notes are an integral part of these consolidated financial statements.

                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)


                                 Quarter Ended           Nine Months Ended
                                  September                   October
                              2000          1999         2000          1999
Operating revenues:
  Contract services        $  200,876    $  154,807   $  552,533     $ 425,210
  Charters,
   scheduled services
   and other                    7,735         7,089       14,273         13,093
     Total operating
      revenues                208,611       161,896      566,806       438,303
Operating expenses:
  Flight crew
   salaries and
   benefits                    15,666        11,959       44,339        33,633
  Other flight-
   related expenses            16,479        15,071       44,504        36,691
  Maintenance                  37,838        30,525      106,149        90,867
  Aircraft and engine
   rentals                     19,289        11,925       53,983        34,442
  Fuel and ground
   handling                     9,768         7,132       20,577        14,584
  Depreciation and
   amortization                25,393        20,593       72,727        56,584
  Other                        22,208        16,522       60,981        45,519
     Total operating
      expenses                146,641       113,727      403,260       312,320
Operating income               61,970        48,169      163,546       125,983
Other income
 (expense):
  Interest income               7,278         4,926       20,165        13,621
  Interest expense            (32,035)     (30,546)      (96,435)     (79,430)
     Total other
      expense                 (24,757)     (25,620)      (76,270)     (65,809)
Income before income
 taxes, extraordinary
 item and cumulative
 effect of a change
 in accounting
 principle                     37,213        22,549       87,276        60,174
Provision for income
 taxes                        (14,141)      (8,456)      (33,172)     (22,565)
Income before
 extraordinary item
 and cumulative
 effect of a change
 in accounting
 principle                     23,072        14,093       54,104        37,609

Extraordinary item:
  Loss from
   extinguishment of
   debt, net of
   applicable tax
   benefit of $3,872               --            --            --      (6,593)
Cumulative effect of
 a change in
 accounting
 principle,
 net of applicable
 tax benefit of $850               --            --            --      (1,416)
Net income                 $   23,072     $  14,093   $   54,104     $  29,600

Basic earnings per share:
  Income before
   extraordinary item
   and cumulative
   effect of a change
   in accounting
   principle                 $   0.61    $     0.41     $   1.50    $     1.10
  Extraordinary item               --            --            --        (0.19)
  Cumulative effect
   of a change in
   accounting
   principle                       --            --            --       (0.04)
  Net income                 $   0.61    $     0.41     $   1.50    $     0.87
  Weighted average
   common shares               38,072        34,322       36,041        34,212

Diluted earnings per
share:
  Income before
   extraordinary item
   and cumulative
   effect of a change
   in accounting
   principle                 $   0.60    $     0.41     $   1.49    $     1.09
  Extraordinary item               --            --            --        (0.19)
  Cumulative effect
   of a change in
   accounting
   principle                       --            --            --       (0.04)
  Net income                 $   0.60    $     0.41     $   1.49    $     0.86
  Weighted average
   common shares               38,618        34,613       36,416        34,503

 The accompanying notes are an integral part of these consolidated financial statements.


                ATLAS AIR, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                                Nine Months Ended
                                                  September 30,
                                                2000          1999
Operating activities:
Net income                                   $   54,104    $   29,600
Adjustments to reconcile net income to net
cash provided
   by operating activities:
     Depreciation and amortization               72,727        56,584
     Amortization of debt issuance costs
      and lease financing costs                    (461)        1,489
     Net loss on disposition of property
      and equipment                                 436            --
     Extraordinary loss                              --         2,491
     Write-off of start-up costs                     --         2,266
     Deferred income taxes                       26,232         9,077
     Changes in operating assets and
      liabilities:
       Accounts receivable and other            (30,621)        15,919
       Deposits and other                       (18,027)         1,995
       Accounts payable and accrued
        liabilities                             (17,788)         3,140
       Income tax payable                         6,702        (2,079)

          Net cash provided by operating
           activities                            93,304       120,482

Investing activities:
Purchase of property and equipment             (311,343)     (344,196)
Proceeds from sale of property and
 equipment                                       13,808            --
Purchase of investments                         (76,535)      (95,478)
Maturity of investments                          88,015        15,000
          Net cash used in investing
           activities                          (286,055)     (424,674)

Financing activities:
Issuance of Common Stock                        107,021        17,481
Purchase of Treasury Stock                         (131)         (775)
Issuance of Treasury Stock                          948           725
Net proceeds from debt issuance and lease
 financing                                      336,131       436,713
Principal payments on notes payable            (216,802)     (252,828)
Debt issuance costs and deferred lease
 costs                                          (12,341)       (1,074)
          Net cash provided by financing
           activities                           214,826       200,242

Net increase (decrease) in cash                  22,075      (103,950)
Cash and cash equivalents at beginning of
 period                                         331,605       449,627
Cash and cash equivalents at end of period   $  353,680    $  345,677


  The accompanying notes are an integral part of these consolidated financial statements.


                ATLAS AIR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.   Unaudited Consolidated Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Atlas") as of September 30, 2000 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1999 audited financial statements included in its Annual Report on Form 10-K.

2.   Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

3.   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS 133, as amended, on the Company's future earnings and financial position, but does not expect it to be material.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.

4.   Investments

The Company invests excess cash in part in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following tables set forth the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of September 30, 2000 and December 31, 1999 (in thousands):

                                 Gross       Gross
                               Unrealized  Unrealized   (Amorti-
                   Aggregate    Holding     Holding     zation)
 Security Type    Fair Value     Gains       Losses    Accretion

Sept 30, 2000:
Included in
  cash and cash
  equivalents:
  Corporate
   Bonds           $    14,607 $       12  $       --  $      --
  Commercial
   Paper                95,272         --          16        161
  Market
   Auction
   Preferreds          168,400         --          --         --
     Totals         $  278,279 $       12  $       16   $    161


Included in
  short-term
  investments:
  U.S.
   Government
   Agencies        $     5,998 $       --  $        2   $      --
  Commercial
   Paper                12,227         --          12          34
  Corporate
   Notes                19,137         16          --        (13)
  Corporate
   Bonds                 4,485         --          14           1
  Market
   Auction
   Preferreds           16,500         --          --          --
  Euro Bonds             3,017         --          13         (1)
     Totals         $   61,364 $       16  $       41   $      21


Included in
  long-term
  investments:
  U.S.
   Government
   Agencies        $    15,991 $       --  $        5   $       1
  Corporate
   Notes                14,016         --          28           1
  Corporate
   Bonds                17,775         --          54         (5)
  Euro Bonds            19,114         --          37           9
  Other                  1,684         --           6           8
     Totals         $   68,580 $       --  $      130   $      14


 Dec 31, 1999:
 Included in
   cash and cash
   equivalents:
   CDs and
    equivalents    $    20,002  $        1  $       --  $       --
   Commercial           57,296           2          --          62
    Paper
   Corporate
    Bonds               42,998          --          11          51
   Market
    Auction
    Preferreds          98,900          --           3          --
   Other                 1,751          --           3          --
      Totals        $  220,947  $        3  $       17  $      113


 Included in
   short-term
   investments:
   Corporate       $    29,041           $           $            $
    Bonds                               --         199         (15)
   Corporate            40,306          --         255         (20)
    Notes
   Euro Dollar          15,034          --          92          (8)
    Bonds
   Market
    Auction
    Preferreds          17,000          --          --          --
   U.S.
    Government
    Agencies            31,953          --          36           1
   Other                 5,362          --          21          22
      Totals        $  138,696  $       --  $      603   $     (20)

In addition, accrued interest on cash and cash equivalents, short-
term  and  long-term  investments  at  September  30,  2000   was
approximately $1.4 million, $0.8 million and $1.2 million, respectively. Accrued interest on cash and cash equivalents and short-term investments at December 31, 1999 was approximately $1.4 million and $2.3 million, respectively. Interest earned on these  investments  and  related  maturities  are  reinvested  in
similar    securities.    Securities   included   in   short-term
investments have maturity dates of less than one year.

5.   Commitments and Contingencies

     In June 1997, the Company entered into a purchase agreement with the Boeing Company (the "Boeing Purchase Agreement") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from the General Electric Company ("GE"), with options to purchase up to 10 additional 747-400 aircraft. In February 1999, the Company exercised options for two additional 747-400 freighter aircraft, which were delivered in the second quarter of 2000. The Company arranged leveraged lease financing for seven 747-400 freighter aircraft and secured debt financing for five 747-400 freighter aircraft which were delivered in 1998, 1999 and 2000. The Boeing Purchase Agreement requires the Company to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which the Company accrues and pays interest quarterly at a 6-month LIBOR, plus 2.0%.

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

     In April 1999, the Company completed an offering of $543.6 million of Enhanced Equipment Trust Certificates (the "1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and a portion of the proceeds was used in the second and third quarters of 1999 to finance, through secured debt financings, the debt portion of the acquisition cost of three new 747-400 freighter aircraft from Boeing. In the third quarter of 1999, a portion of the proceeds was used to finance, through a leveraged lease, an additional new 747-400 freighter aircraft which was delivered to the Company by Boeing. The remaining proceeds from the 1999 EETCs, except for $90,000, were used in the first quarter of 2000 to finance, through secured debt financing, the debt portion of the acquisition cost of one new 747-400 freighter aircraft from Boeing. The $90,000 was subsequently returned to the holders of the 1999 EETCs. In connection with this secured debt financing, the Company executed equipment notes in the aggregate amount of $109.9 million, with a weighted average interest rate of 7.6% at inception.

     In January 2000, the Company completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. In the second quarter of 2000, the cash proceeds from the 2000 EETCs transaction were used to finance, through secured debt financing, the debt portion of the acquisition cost of two new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. In connection with these secured debt financings, the Company executed equipment notes in the aggregate amount of $217.3 million, with a weighted average interest rate of 9.0% as of September 30, 2000.

     The  Company subsequently entered into a sale-leaseback  for
two  of  the 747-400's in May 2000 and September 2000.   The  net
book value and related debt of each aircraft were removed from the balance sheet.

     In April 2000, the Company formed a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three 747-400 spare engines owned by the Company. As a result of this refinancing, the Company has and will continue to experience lower interest rates and extended terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate, plus 1.62% and plus 2.00%, respectively. The interest rates on borrowings outstanding under the AFL III Term Loan Facility were 8.36% and 8.74%, respectively, at September 30, 2000. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commenced in July 2000 and increase over time to $9.1 million and $6.2 million, respectively, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment of $37.3 million.

     In April 2000, the Company amended its Aircraft Credit Facility to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period. With respect to the aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from March 31, 2003 to March 30, 2005 in the event that permanent financing has not been obtained for such flight equipment financed under the facility. At the time of each borrowing, the Company must select either a Base Rate Loan (prime rate, plus 0.75%) or a Eurodollar Rate Loan (Eurodollar rate, plus 1.62%). As of September 30, 2000, the Company had approximately $51.3 million outstanding under the Aircraft Credit Facility. The Company selected the Eurodollar Rate Loan commencing in May 2000, for which the resulting interest rate is 8.31% as of September 30, 2000.

     In May 2000, the Company refinanced one of its 747-200 freighter aircraft with a group of European banks for a term of five years, at a LIBOR rate, plus 1.50%, with a resulting rate of 8.19% as of September 30, 2000. This aircraft was previously financed under the Aircraft Credit Facility.

     In May 2000, the Company completed the sale of one of its business jets, previously used by executives of the Company for business travel throughout the world. Proceeds from the sale were used to retire the remaining debt on the aircraft.

     In May 2000, the Company entered into a purchase contract to acquire two used Boeing 747-300 combi aircraft from VARIG, S.A. (the "VARIG Aircraft") and a long-term lease agreement for a third Boeing 747-300 from another third party. Each Aircraft will be converted from combi to full freighter configuration by Boeing prior to their placement into service. The leased aircraft was placed into service in October, and the remaining two are expected to be placed into service during the fourth quarter of 2000. After their conversion, these aircraft will be operationally equivalent to the Boeing 747-200 aircraft in the Company's fleet.

     In June 2000 the Company completed an offering of 3,465,000 shares of common stock for net cash proceeds of $104 million. Approximately $86 million and $10 million of the proceeds were used for the retirement of debt during the second and third quarters, respectively.

     In September 2000, the Company entered into a sale-leaseback
transaction for one of its 747-200 freighter aircraft.   The  net
book value of this aircraft and the related debt were removed from the balance sheet.

     In September 2000, the Company terminated its agreement with Mr. Chowdry which had provided for a sharing of the acquisition and financing costs of the Boeing Business Jet ("BBJ") used to transport the Company's executives on business trips throughout the world. The effect of the termination agreement was to release Mr. Chowdry from his obligations to share in the acquisition and financing costs of the BBJ in return for Mr. Chowdry's releasing the Company of its obligation to share the net proceeds of any disposition of the BBJ with Mr. Chowdry.

     Under the Federal Aviation Administration's (the "FAA") Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and will be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of the Company's Boeing 747-200 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Fourteen aircraft in the Company's 747-200 fleet have already undergone the major portion of such modifications. The remaining eight 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The 747-300 aircraft acquired by the Company are also undergoing these modifications in conjunction with their conversion from combi to full freighter configuration. The newly manufactured 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

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

     In March 2000, the Company received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax years 1996 and 1997. India has also requested additional information for subsequent tax years. The Company believes that it is exempt from Indian taxes under a United States/India treaty and intends to contest the assessment vigorously.

6.   Subsequent Events

In  October  2000,  the  Company entered  into  a  sale-leaseback
transaction for one of its 747-200 freighter aircraft.   The  net
book value of this aircraft and the related debt were removed from the balance sheet.

In  October 2000, the Company exercised options under the  Boeing
Purchase Agreement for four additional 747-400's to be delivered in 2002.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The table below sets forth selected financial and operating data  for  the first, second and third quarters of 2000 and  1999
(dollars in thousands).

                                       2000
                          Cumu-      3rd       2nd       1st
                          lative   Quarter   Quarter   Quarter
Total operating
 revenues                $566,806  $208,611  $191,783  $166,412
Operating expenses        403,260   146,641   133,383   123,236
Operating income          163,546    61,970    58,400    43,176
Other income (expense)   (76,270)  (24,757)  (27,734)  (23,779)
Net income (1)             54,104    23,072    19,013    12,019
Block hours                97,340    35,007    33,140    29,193
Average aircraft
 operated                    32.0      33.0      32.6      30.5
Operating margin            28.9%     29.7%     30.5%     25.9%
Pre-tax operating
 margin                     15.4%     17.8%     16.0%     11.7%


                                       1999
                          Cumu-      3rd       2nd       1st
                          lative   Quarter   Quarter   Quarter
Total operating
 revenues                $438,303  $161,896  $138,568  $137,839
Operating expenses        312,320   113,727    97,461   101,132
Operating income          125,983    48,169    41,107    36,707
Other income (expense)   (65,809)  (25,620)  (19,875)  (20,314)
Net income (1)             29,600    14,093    13,270     2,237
Block hours                75,442    27,650    23,861    23,931
Average aircraft             28.5      30.0      28.4      27.0
operated
Operating margin            28.7%     29.8%     29.7%     26.6%
Pre-tax operating
 margin                     13.7%     13.9%     15.3%     11.9%

 (1) Net income is after extraordinary item and cumulative effect of a change in accounting principle for the 1999 Cumulative and 1st Quarter 1999 columns.

Operating Revenues and Results of Operations

     Total operating revenues for the quarter ended September 30, 2000 increased to $208.6 million from $161.9 million for the same period in 1999, or approximately 29%. The average number of aircraft in our fleet during the third quarter of 2000 was 33.0 compared to 30.0 during the same period in 1999, an increase of 10%. Total block hours for the third quarter of 2000 were 35,007 compared to 27,650 for the same period in 1999, an increase of approximately 27%, reflecting the increase in the size of our fleet, and a substantial 15% increase in block hour production per average aircraft. Revenue per block hour increased 2% to $5,959 for the third quarter of 2000 compared to $5,855 for the third quarter of 1999.

      Our operating results improved by approximately 29% from a $48.2 million operating profit for the third quarter of 1999 to an operating profit of $62.0 million for the third quarter of 2000. Results of operations were favorably impacted by the increase in the size of our fleet and substantially higher block hour production across the fleet. Net income of $14.1 million for the third quarter of 1999 increased by approximately 64% to a net income of $23.1 million for the second quarter of 2000.

     Total operating revenues for the nine months ended September 30, 2000 increased to $566.8 million from $438.3 million for the same period in 1999, or approximately 29%. This reflected the increase in the size of our fleet during the first nine months of 2000. Total block hours for the first nine months of 2000 were 97,340 compared to 75,442 for the same period in 1999, an increase of approximately 29%, reflecting an increase in the size of our fleet and 15% higher block hour production per aircraft. Revenue per block hour increased slightly to $5,823 for the first nine months of 2000 compared to $5,810 for the same period in 1999.

      Our operating results improved by approximately 30% from a $126.0 million operating profit for the first nine months of 1999 to an operating profit of $163.5 million for the first nine months of 2000. Results of operations were favorably impacted by the increase in the size of our fleet and substantially higher block hour production across the fleet. Net income of $29.6 million for the first nine months of 1999 increased by 83% to a net income of $54.1 million for the first nine months of 2000. In the first quarter of 1999, we recorded an extraordinary charge from the extinguishment of the $100 million 12 1/4% Senior Notes and a one-time charge associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as required by SOP 98-5 (as defined). Net income before extraordinary item and cumulative effect of a change in accounting principle for the first nine months of 1999 of $37.6 million, increased by approximately 44% to $54.1 million for the first nine months of 2000.

Operating Expenses

       Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs for non ACMI contract services; ground handling; depreciation and amortization; and other expenses.

      Flight crew salaries and benefits include all such expenses for our pilot work force. Flight crew salaries and benefits increased to $15.7 million in the third quarter of 2000 compared to $12.0 million in the same period of 1999, or approximately 31%, principally reflecting the increase in the size of our fleet and fleet production quarter over quarter. On a block hour basis, this expense increased by approximately 3% to $448 per hour for the third quarter of 2000 from $433 per hour for the same period in 1999. For the first nine months of 2000, actual expense increased by approximately 32%, from $33.6 million to $44.3 million. On a rate per block hour basis, this expense increased to $456 per hour from $446 per hour for the same period in 1999, or approximately 2%, reflecting wage escalations related to increased seniority.

      Other flight-related expenses include aircraft hull and liability insurance, crew travel and meal expenses, initial, upgrade and recurrent crew training costs, and other expenses necessary to conduct our flight operations, such as communication and navigation fees.

      Other flight-related expenses increased to $16.5 million in the third quarter of 2000 compared to $15.1 million for the same period of 1999, and to $44.5 million in the nine months ended September 30, 2000 compared to $36.7 million in the nine months ended September 30, 1999, or approximately 9% and 21% respectively. On a block hour basis, other flight-related expenses decreased by approximately 14% to $471 per hour for the third quarter of 2000 compared to $545 per hour for the same period in 1999, and by approximately 6% to $457 per hour for the nine months ended September 30, 2000 compared to $486 per hour for the same period in 1999, both due to continued realization of crew scheduling and other efficiencies.

     Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 we contracted with KLM for a significant part of our regular maintenance operations and support on a fixed cost per flight hour basis. In December 1999, we entered into a ten-year maintenance agreement with MTU Maintenance Hanover, a subsidiary of Daimler Chrysler Aerospace, to provide regular maintenance at a fixed rate per flight hour for engines which were previously serviced under the KLM agreement, plus additional engines. Effective October 1996, certain additional aircraft engines were accepted into the GE engine maintenance program, also on a fixed cost per flight hour basis, pursuant to a ten-year maintenance agreement. During 1998, we entered into separate long-term contracts with Lufthansa Technik for the airframe maintenance and with GE for the engine maintenance of the 747-400 freighter aircraft, effective with the introduction of the 747-400 freighter aircraft into our fleet in the second half of 1998.

      Maintenance expense increased to $37.8 million in the third quarter of 2000 from $30.5 million in the same period of 1999, and to $106.1 million in the nine months ended September 30, 2000 from $90.9 million in the nine months ended September 30, 1999, or approximately 24% and 17%, respectively, primarily due to the increase in aircraft block hours. On a block hour basis, maintenance expense decreased by approximately 2% quarter over quarter and decreased by approximately 9% for the first nine months of 2000 compared to the year-earlier period, primarily reflecting improvements in maintenance rates, and a shift in fleet mix toward new 747-400 aircraft that have lower associated maintenance costs.

      Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

      Aircraft and engine rentals were $19.3 million in the third quarter of 2000 compared to $11.9 million in the same period of 1999, and were $54.0 million in the first nine months of 2000 compared to $34.4 million in the first nine months of 1999, or an increase of approximately 62% and 57%, respectively. The quarter and nine-month increases were due to the sale-leasebacks of additional 747-400 and 747-200 freighter aircraft, and full period expenses in 2000 for aircraft initially leased during 1999.

      Because of the nature of our ACMI Contracts, our airline customers typically bear all other operating expenses. As a result, we do not incur fuel and ground handling expenses except when we operate on our own behalf either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services include both the direct cost of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI Contract services include the costs associated with servicing our aircraft at the various airports to which we operate.

      Fuel and ground handling costs increased by approximately 38% to $9.8 million for the third quarter of 2000 from $7.1 million for the third quarter of 1999, and increased by approximately 41% to $20.6 million for the first nine months of 2000 from $14.6 million for the first nine months of 1999. The quarter over quarter and nine-month year over year increases were primarily due to increased charter activity. On a rate per block hour, these costs increased by 8% for the third quarter, and 9% for the first nine months, largely reflecting increases in the price of fuel.

      Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost.

      Depreciation and amortization expense increased to $25.4 million in the third quarter of 2000 from $20.6 million in the same period of 1999, and to $72.7 million in the first nine months of 2000 from $56.6 million in the year-earlier period, or approximately 23% and 29%, respectively. These increases reflect the increase in owned aircraft, engines and spare parts for the third quarter of 2000 and the first nine months of 2000 over the same periods in 1999.

      Other operating expenses include salaries, wages, benefits,
travel   and  meal  expenses  for  non-crew  members  and   other
miscellaneous operating costs.

      Other operating expenses increased to $22.2 million in the third quarter of 2000 from $16.5 million in the same period of 1999, and to $61.0 million for the first nine months of 2000 from $45.5 million for the same period of 1999, or approximately 34% and 34%, respectively. On a block hour basis, these expenses increased to $634 per hour in the third quarter of 2000 from $598 per hour in the same period of 1999, and to $626 per hour for the first nine months of 2000 from $603 per hour in the same period of 1999, or approximately 6% and 4%, respectively. These increases in cost from the prior year periods were due primarily to additional personnel and other resources required for the expansion of our fleet and operations.


Other Income (Expense)

      Other income (expense) consists of interest income and interest expense. Interest income increased to $7.3 million in the third quarter of 2000 from $4.9 million in the same period of 1999, and to $20.2 million for the first nine months of 2000 from $13.6 million for the first nine months of 1999, primarily due to increases in the amount of funds available for investing as well as an overall increase in the rates of return on investments. Interest expense increased to $32.0 million in the third quarter of 2000 from $30.5 million in the same period of 1999, and to $96.4 million in the first nine months of 2000 from $79.4 million in the year-earlier period, or approximately 5% and 22%, respectively. This increase reflects the financing costs associated with the purchase of additional aircraft during the first three quarters of 2000 and higher weighted average interest rates associated with the related debt, partially offset by the reduction of debt associated with the June equity offering.

Income Taxes

      Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued for taxes at the rate of 38% during the third quarter and first nine months of 2000 and 37.5% during the third quarter and first nine months of 1999. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of our tax provision in these periods is deferred.

Liquidity and Capital Resources

      At September 30, 2000, we had cash and cash equivalents of approximately $353.7 million, short-term investments of approximately $62.2 million and working capital of approximately $345.0 million. During the first nine months of 2000, cash and cash equivalents increased approximately $22.1 million, primarily reflecting cash provided by operations of $93.3 million, proceeds from the sale of property and equipment of $13.8 million, proceeds from equipment financings of $336.1 million, net proceeds from the maturity and purchase of investments of $11.5 million, net proceeds from the issuance of common stock of $107.0 million and net proceeds from the issuance of treasury stock of $0.9 million; partially offset by the purchase of flight and other equipment of $311.3 million, principal reductions of indebtedness of $216.8 million and debt issuance costs of $12.3 million. Our overall borrowing level decreased to $1.2 billion at September 30, 2000 from $1.3 billion at December 31, 1999.

     In June 1997, we entered into a purchase agreement with the Boeing Company (the "Boeing Purchase Agreement") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from the General Electric Company ("GE"), with options to purchase up to 10 additional 747-400 aircraft. In February 1999, we exercised options for two additional 747-400 freighter aircraft which were delivered in the second quarter of 2000. We arranged leveraged lease financing for five 747-400 freighter aircraft and secured debt financing for seven 747-400 freighter aircraft which were delivered in 1998, 1999 and 2000. The Boeing Purchase Agreement requires us to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which we accrue and pay interest quarterly at a 6-month LIBOR, plus 2.0%.

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

     In April 1999, we completed an offering of $543.6 million of Enhanced Equipment Trust Certificates (the "1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and a portion of the proceeds was used in the second and third quarters of 1999 to finance, through secured debt financings, the debt portion of the acquisition cost of three new 747-400 freighter aircraft from Boeing. In the third quarter of 1999, a portion of the proceeds was used to finance, through a leveraged lease, an additional new 747-400 freighter aircraft which was delivered to us by Boeing. The remaining proceeds from the 1999 EETCs, except for $90,000, were used in the first quarter of 2000 to finance, through secured debt financing, the debt portion of the acquisition cost of one new 747-400 freighter aircraft from Boeing. The $90,000 was subsequently returned to the holders of the 1999 EETCs. In connection with this secured debt financing, we executed equipment notes in the aggregate amount of $109.9 million, with a weighted average interest rate of 7.6% at inception.

     In January 2000, we completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. In the second quarter of 2000, the cash proceeds from the 2000 EETCs transaction were used to finance, through secured debt financing, the debt portion of the acquisition cost of two new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. In connection with these secured debt financings, we executed equipment notes in the aggregate amount of $217.3 million, with a weighted average interest rate of 9.0% as of September 30, 2000.

     We subsequently entered into a sale-leaseback for two of the 747-400's in May 2000 and September 2000. The net book value and related debt of each aircraft were removed from the balance sheet.

     In April 2000, we formed a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three 747-400 spare engines owned by us. As a result of this refinancing, we will experience lower interest rates and extended terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate, plus 1.62% and plus 2.00%, respectively. The interest rates on borrowings outstanding under the AFL III Term Loan Facility were 8.36% and 8.74%, respectively, at September 30, 2000. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commenced in July 2000 and increase over time to $9.1 million and $6.2 million, respectively, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment of $37.3 million.

     In April 2000, we amended our Aircraft Credit Facility to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period, commencing at the time an aircraft has been financed by revolving proceeds for three years. With respect to the aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from March 31, 2003 to March 30, 2005 in the event that permanent financing has not been obtained for such flight equipment financed under the facility. At the time of each borrowing, we must select either a Base Rate Loan (prime rate, plus 0.75%) or a Eurodollar Rate Loan (Eurodollar rate, plus
1.75%).   As  of  September 30, 2000, we had approximately  $51.3
million  outstanding  under  the Aircraft  Credit  Facility.   We
selected the Eurodollar Rate Loan commencing in May 2000, for which the resulting interest rate is 8.31% as of September 30, 2000.

     In May 2000, we refinanced one of our 747-200 freighter aircraft with a group of European banks for a term of five years, at a LIBOR rate, plus 1.50%, with a resulting interest rate of 8.19% as of September 30, 2000. This aircraft was previously financed under the Aircraft Credit Facility.

     In May 2000 we completed the sale of one of our business jets, previously used by executives of the Company for business travel throughout the world. Proceeds from the sale were used to retire the remaining debt on the aircraft.

     In May 2000, we entered into a purchase contract to acquire two Boeing 747-300 combi aircraft from VARIG, S.A. (the "VARIG
Aircraft"), and a long-term lease agreement for a third Boeing 747-300. Each Aircraft will be converted from combi to full freighter configuration by Boeing prior to their placement into service. The leased aircraft was placed into service in October, and the remaining two are expected to be placed into service during the fourth quarter of 2000. After their conversion, these aircraft will be operationally equivalent to the Boeing 747-200 aircraft in our fleet. A combi conversion requires fewer modifications than a normal passenger-to-cargo aircraft conversion as a result of the existence of a rear cargo door and partial cargo handling system, thus reducing both the cost and time associated with the modification.

     In June 2000 we completed an offering of 3,465,000 shares of common stock for net proceeds of $104 million. Approximately $86 million and $10 million of the proceeds were used for the retirement of debt during the second and third quarters, respectively.

     In   September   2000,  we  entered  into  a  sale-leaseback
transaction for one of our 747-200 freighter aircraft.   The  net
book value of this aircraft and the related debt were removed from the balance sheet.

     In  September  2000,  we terminated our agreement  with  Mr.
Chowdry which had provided for a sharing of the acquisition and financing costs of the Boeing Business Jet ("BBJ") used to transport our executives on business trips throughout the world. The effect of the termination agreement was to release Mr.
Chowdry from his obligations to share in the acquisition and financing costs of the BBJ in return for Mr. Chowdry's releasing us of our obligation to share the net proceeds of the disposition of any BBJ with Mr. Chowdry.

     In   October   2000,   we  entered  into  a   sale-leaseback
transaction for one of our 747-200 freighter aircraft.   The  net
book value of this aircraft and the related debt was removed from the balance sheet.

     In  October  2000,  we exercised options  under  the  Boeing
Purchase Agreement for four additional 747-400's to be delivered in 2002.

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

     Under the Federal Aviation Administration's (the "FAA") Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of our Boeing 747-200 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Fourteen aircraft in our 747-200 fleet have already undergone the major portion of such modifications. The remaining eight 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The 747-300 aircraft acquired by the Company are also undergoing these modifications in conjunction with their conversion from combi to full freighter configuration. The newly manufactured 747-400 freighter aircraft were delivered to us in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

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

      From time to time we engage in discussions with third parties regarding possible acquisition or sale of aircraft in our fleet. We are currently in discussions with third parties for the possible acquisition and sale of additional aircraft for the remainder of 2000 and beyond.

      We believe that cash on hand and the cash flow generated from our operations will be sufficient to meet our normal ongoing liquidity needs for the next twelve months.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS 133, as amended, on the Company's future earnings and financial position, but does not expect it to be material.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC's views on the application of GAAP to revenue recognition. In June 2000, the SEC released SAB No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk sensitive instruments and positions since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 1999.

                ATLAS AIR, INC. AND SUBSIDIARIES




                   PART II. OTHER INFORMATION


ITEM 1.                       LEGAL PROCEEDINGS

      There were no reportable events and no material changes in any pending legal proceedings as reported in the Company's filing of form 10-Q for the quarter ended June 30, 2000.



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




                         ATLAS AIR, INC.
                          (Registrant)




Date:  November 9, 2000      By:   /s/ Stuart G. Weinroth
                                   Stuart G. Weinroth
                                   Vice President - Controller &
                                   Financial Planning
                                   Principal Accounting Officer