Form 10-K405
period 2000-12-31
ATLAS AIR INC
filed 2001-03-12
CIK 941552

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                         COMMISSION FILE NUMBER 0-25732

                                ATLAS AIR, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1207329
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

     2000 WESTCHESTER AVE., PURCHASE, NY                           10577
   (Address of principal executive offices)                      (Zip Code)

         538 COMMONS DR., GOLDEN, CO                               80401
    (Former address of principal executive                       (Zip Code)
                   offices)

       Registrant's telephone number, including area code: (914) 701-8000

        Securities registered Pursuant to Section 12(g) of the Act: NONE

        Securities registered pursuant to Section 12(b) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Atlas Air, Inc. is a wholly-owned subsidiary of Atlas Air Worldwide Holdings, Inc., and there is no market for the Registrant's common stock. As of March 9, 2001, 100 shares of the Registrant's common stock were outstanding.

     The Registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instruction I(1)(a) and (b) of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a wholly-owned subsidiary of Atlas Air Worldwide Holdings, Inc., a Delaware corporation. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577 and our telephone number is (914) 701-8000.

     We are the world's largest air cargo outsourcer, with a fleet of all Boeing 747 freighter aircraft that comply with Stage 3 FAA noise regulations. We provide reliable airport-to-airport cargo transportation services throughout the world to major international air carriers under fixed-rate U.S. dollar denominated contracts which typically require that we supply aircraft, crew, maintenance and insurance. Our customers currently include some of the world's leading air carriers, including Alitalia, British Airways, China Airlines Ltd., China Southern Air and Korean Airlines. We provide efficient, cost effective service to our customers primarily as a result of our productive work force, the outsourcing of a significant part of our regular maintenance work on a long-term, fixed-cost contractual basis and the advantageous cost economies realized in the operation of our fleet, comprised solely of Boeing 747 aircraft which are configured for service in long-haul cargo operations.

INDUSTRY BACKGROUND

     The world air cargo market is expected to more than triple over the next 20 years according to biennial reports prepared by Boeing. We believe this growth will be generated, in part, by several factors, including:

     - global economic growth;

     - continued breakdown of international trade barriers;

     - expanded use of just-in-time inventory practices;

     - growth in export driven economies, particularly those of the countries in the Pacific Rim;

     - growth of e-commerce; and

     - increased movement of manufacturing to economies with low labor costs.

     We believe this growth in demand for air cargo services, combined with the lower rate of growth in passenger airline cargo capacity and the continuing pressure on the airline industry to reduce operating costs, will provide air cargo companies such as Atlas Air with opportunities to expand their air cargo outsourcing services. The primary business focus of most airlines is on the transportation of passengers, not air cargo. Nevertheless, most passenger airlines have air cargo customers that require quick and dependable air cargo service between hubs serviced by these carriers. To the extent that airlines have cargo capacity on their scheduled flights, which are generally scheduled for the convenience of passengers rather than for the needs of air cargo customers, air cargo service can be provided by them to meet such demand. However, there is a growing trend in the passenger airline business toward replacing existing widebody passenger aircraft and combination passenger/cargo aircraft with smaller, more efficient twin-engine, passenger aircraft which have limited cargo space. Airlines have therefore found that outsourcing to meet their additional cargo transportation needs rather than allocating significant resources and expanding their fleet of freighter aircraft to effectively service their air cargo customers provides a cost-effective alternative for them to maintain and expand that portion of their business.

COMPETITIVE STRENGTHS

     We believe that our leading market position and our continued opportunities for growth are directly attributable to the following competitive strengths:

Boeing 747 aircraft

     Our fleet currently includes 21 Boeing 747-200, 3 Boeing 747-300 and 12 Boeing 747-400 freighter aircraft in service. Our utilization of Boeing 747 aircraft provides significant marketing advantages because these aircraft, relative to most other cargo aircraft that are commercially available, have higher maximum payload and cubic capacities, and longer range. The uniformity of our current Boeing 747-200 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas. The new 747-400 aircraft have greater operational capabilities than the 747-200 aircraft and will allow us to maintain our low cost structure despite their higher acquisition cost. The new aircraft's lower maintenance requirements will provide a higher level of operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. In addition, our acquisition of 12 747-400 freighter aircraft, and the exercise of our option to acquire four additional 747-400 aircraft in 2002, makes us one of the largest operators of this aircraft type to date and will enable us to capitalize on economies of scale from the standardization in maintenance and crew training.

Long-term customer contracts

     Our ACMI Contracts, which accounted for approximately 97% of our total operating revenues in 2000, typically require our customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of three to five years, subject in certain limited cases to early termination provisions. These contracts typically require us to supply aircraft, crew, maintenance and insurance, while our customers generally bear all other operating expenses, including:

     - fuel and fuel servicing;

     - marketing costs associated with obtaining cargo;

     - airport cargo handling;

     - landing fees;

     - ground handling, aircraft push-back and de-icing services; and

     - specific cargo and mail insurance.

Our customers are also responsible under these contracts for utilizing the cargo capacity of each of the contracted aircraft. Therefore, our ACMI Contracts minimize the load factor risk, yield risk and fuel cost risk traditionally associated with the air cargo business and provide a minimum annual revenue base and more predictable profit margins. All of our revenues, and most of our costs, under ACMI Contracts are in U.S. dollars, thus avoiding currency risks normally associated with international business.

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

GROWTH STRATEGY

     The key elements of our growth strategy are as follows:

Expand our fleet to meet customer demand

     Strong customer demand and the implementation of Stage 3 noise regulations by the FAA have combined to create a shortage in the supply of aircraft suitable for air cargo services. The noise regulations have forced many of our competitors to downsize their fleets, reduce the capacity utilized on their fleets and/or to ground a number of aircraft. We will continue to increase the size of our fleet to meet our customers' growing demand for our services. As we have done in the past, we anticipate expanding our current fleet by purchasing or leasing used aircraft from air cargo and passenger airlines. In addition, we will continue to consider the purchase of new aircraft and the exercise of options to purchase new aircraft.

Increase business from our existing customer base and pursue new customers

     We have successfully increased our customer base from a single customer in 1992 to 12 full time, and several short-term and seasonal customers in 2001. The growth in the number of customers is a result of our ability to provide high-quality, cost-effective service which has gained acceptance within the industry due to our successful market development efforts. The addition of the 747-400 aircraft provides us with the opportunity to increase our market share by offering this product to our existing 747-200 customers who need a capacity upgrade, and to new and existing customers who need the greater payload, extended range and operational reliability of the 747-400, but for whom the purchase of a limited number of 747-400 freighter aircraft would not be cost-effective. In addition, the 747-400 aircraft gives us growth opportunities with new customers who choose to utilize only new or relatively new aircraft or are restricted by local regulations limiting the operation of older aircraft. In addition to the increased demand for the 747-400 aircraft we believe that there will be continued demand for our 747-200 aircraft from customers who do not need the extended range of a 747-400 aircraft.

Continue international expansion

     We presently provide air cargo services to the high-growth Asian and Pacific Rim markets from the United States and Europe, as well as from the United States to South America. We intend to pursue expansion opportunities, particularly in China, Hong Kong, South America and Eastern Europe. In addition, we are seeking to enter new markets with significant growth potential, particularly Japan and other areas in Australasia. Competition for access to many of these markets is fierce, and access to a country usually requires reciprocal access for carriers from that country. Because of the demand for access to the U.S. market, we believe that our status as a U.S. certified carrier, with the U.S. operating authorities, landing slots and expertise necessary for U.S. access already established, positions us well to enter these markets.

ACMI CONTRACTS

     Our ACMI Contracts typically require our customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of three to five years, subject in certain limited cases to early termination provisions.

     At December 31, 2000, we had ACMI Contracts with 12 full-time customers. China Airlines Ltd. and Korean Airlines accounted for approximately 22% and 18%, respectively, and no other customer accounted for 10% or more, of our total revenues for the year ended December 31, 2000. In addition, we have also operated short-term, seasonal ACMI Contracts with UPS and Emery Air Freight among others, and anticipate doing so in the future.

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

OTHER FLIGHT OPERATIONS

     To the extent we have available excess aircraft capacity at any time, we will seek to obtain ad hoc charter service contracts, which we believe are generally readily available. In addition, in the past we have provided service to UPS and Emery Air Freight, among others, pursuant to short-term, seasonal ACMI Contracts during periods of excess aircraft capacity.

SALES AND MARKETING

     From our principal office in Purchase, NY, and from our offices in Golden, CO and Miami, FL, we service our air cargo customers and solicit ACMI Contract business. See "-- Facilities." Our efforts to obtain new ACMI Contract business focus principally on international airlines with established air cargo customers, high operating costs and hub and spoke systems which gather cargo at a particular location and which have the need for long-distance capacity to move such cargo to another distribution point. On occasion, we may utilize independent cargo brokers to obtain new ACMI Contracts. We market our services by guaranteeing our customers a reliable, low-cost dedicated aircraft with the capacity to ensure the efficient linkage of such customers' distribution points without the customers having to purchase and maintain additional aircraft, schedule additional flights and add other resources.

MAINTENANCE

     Due to the average age of our Boeing 747-200 fleet, it is likely that the aircraft will require greater maintenance than newer aircraft such as the 747-400 aircraft. See "-- Aircraft." Aircraft maintenance includes, among other things, routine daily maintenance, maintenance every 750 flight hours (an "A Check"), significant maintenance work every 18 months (a "C Check") and major maintenance events every five years or 25,000 flight hours, whichever comes later if the aircraft is over the age of 18 years, or every six years or 25,000 flight hours, whichever comes later for aircraft with an age of 18 years or less, with a maximum interval in either case of nine years (a "D Check"). We attempt to schedule major maintenance on our aircraft in the first quarter of the calendar year, when the demand for air cargo capacity has historically been lower, taking advantage of cancellations of flights by our customers that generally occur most frequently during this period.

     Pursuant to a maintenance contract with KLM, as amended, in effect until June 2002, a significant part of the regular maintenance (principally C Checks) for our 747-200 freighter aircraft is undertaken by KLM, primarily at its maintenance base located at Schiphol International Airport in Amsterdam, The Netherlands. KLM supplies engineering and diagnostic testing for each aircraft and its components in compliance with the FAA and other applicable regulations. The maintenance contract provides that KLM, subject to certain terms and conditions, will perform repairs and maintenance of our aircraft on the same basis and order of priority as repairs to its own fleet. Such service is provided to us at a cost, for which a large part is a fixed rate per flight hour, subject to a 3.5% annual escalation factor for the first five years. Under the terms of the maintenance contract, in the event that we wish to maintain more than 12 of our aircraft under such contract, the terms of the contract are subject to adjustment by KLM. More than 12 of our aircraft are currently subject to the maintenance contract. In December 1999, we completed negotiations with KLM to terminate the engine portion of this maintenance agreement. Concurrently, we entered into a ten-year maintenance agreement with MTU Maintenance Hanover, a subsidiary of Daimler Chrysler Aerospace, to provide regular maintenance at a fixed rate per flight hour for 43 engines, the majority of which were previously serviced under the KLM agreement.

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

     The DOT has issued us a CPCN to engage in interstate and overseas air transportation of property and mail, and a CPCN to engage in foreign air transportation of property and mail between the United States and Taiwan. Both CPCNs are subject to standard terms, conditions and limitations. By virtue of holding those CPCNs, we possess worldwide charter authority and scheduled all-cargo rights to more than 150 countries. We also hold limited-term DOT exemption authority to engage in scheduled air transportation of property and mail between certain points in the United States, on the one hand, and Hong Kong, Colombia and The Netherlands, on the other hand.

     International air services are generally governed by a network of bilateral civil air transport agreements in which rights are exchanged between governments, which then select and designate air carriers authorized to exercise such rights. These bilateral agreements may:

     - be open skies agreements which contain no restrictions or limitations, or they may specify the city-pair markets that may be served;

     - restrict the number of carriers that may be designated;

     - provide for prior approval by one or both governments of the prices the carriers may charge;

     - limit frequencies or the amount of capacity to be offered in the market; and

     - in various other ways, impose limitations on the operations of air carriers.

To obtain authority under a restrictive bilateral agreement, it is often necessary to compete against other carriers in a DOT proceeding. At the conclusion of the proceeding, the DOT awards all route authorizations. The provisions of bilateral agreements pertaining to charter services vary considerably from country to country. Some agreements limit the number of charter flights that carriers of each country may operate. We are subject to various international bilateral air services agreements between the United States and the countries to which we provide service. We also operate on behalf of foreign flag air carriers between various foreign points without serving the United States. These services are subject to the bilateral agreements of the respective governments. Furthermore, these services require FAA approval but not DOT approval. We must obtain permission from the applicable foreign governments to provide service to foreign points. Moreover, in some instances, ACMI Contracts are subject to prior and/or periodic approvals of foreign governments, whose decisions may be affected by ongoing negotiations and relations with the United States. For example, a recent ruling by an aviation agency of the British government concluded that one of our two long-term wet-leases of 747-400 freighter aircraft to British Airways no longer meets the "exceptional circumstances" exception necessary for their operating approval due to changed market conditions in the United Kingdom. Should other countries adopt similar rules and/or begin enforcement of similar rules for political purposes, our business could be adversely affected.

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

     We are also subject to the regulations of the Environmental Protection Agency regarding air quality in the United States. The aircraft that we operate meet the fuel venting requirements and smoke emissions standards established by the Environmental Protection Agency.

COMPETITION

     The market for air cargo services is highly competitive. A number of airlines, including Lufthansa, currently provide services for themselves and for others similar to our services, and new airlines may be formed that would also compete with us. Such airlines may have substantially greater financial resources than we do. In addition, certain retail air freight companies, such as Evergreen International, compete with us on a limited, indirect basis, generally outside of the ACMI operating structure. We believe that the most important elements for competition in the air cargo business are the range, payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the cargo transportation service. Our ability to achieve our strategic plan depends in part upon our success in convincing major international airlines that outsourcing some portion of their air cargo business remains more cost-effective than undertaking cargo operations with their own incremental capacity and resources and upon our ability to continue to obtain higher ACMI Contract rates in connection with the 747-400 aircraft compared to those currently obtained with existing Boeing 747-200 aircraft. We believe that such higher rates have been and will continue to be obtainable as a result of the unique operating benefits associated with the 747-400 aircraft. These operational benefits include a longer range, greater payload capability and increased fuel efficiency relative to the Boeing 747-200 aircraft.

FUEL

     Although fuel costs are typically the largest operating expense for airlines, we have limited exposure to the fluctuation of fuel costs and disruptions in supply as a result of our ACMI Contracts, which require the customers to provide fuel for the aircraft. However, an increase in fuel costs could reduce our cost advantages because of our older Boeing 747-200 aircraft fleet, which are not as fuel-efficient as newer cargo aircraft such as the 747-400 aircraft. In addition, to the extent we operate scheduled cargo or ad hoc charter services, or position our aircraft, we are responsible for fuel and other costs that are normally borne by the customers under the ACMI Contracts. In 2000, approximately 2% of our block hours represented scheduled cargo, ad hoc charter services or positioning our aircraft for our own account. We may, at times, have excess capacity in which case we may deploy such aircraft in scheduled cargo or ad hoc charter services.

EMPLOYEES

     As of December 31, 2000, we had 1,569 employees, 880 of whom were air crew members. We have hired and expect to hire additional pilots in 2001 associated with the delivery of additional aircraft, including the 747-400 aircraft. We maintain a comprehensive training program for our pilots in compliance with FAA requirements in which each pilot regularly attends recurrent training programs.

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

     In April 1999, we received notification from the NMB that our crew members voted for representation by ALPA. We expect our labor costs to decline initially since our profit sharing plan excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, we filed an action in the United States District Court for the District of Columbia seeking a declaratory judgment confirming, inter alia, the enforceability of the profit sharing plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the profit sharing plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the District Court entered a summary judgment in our favor, ruling that we did not violate the Railway Labor Act when we eliminated crew members' participation in the profit sharing plan following ALPA's certification as the crew members' collective bargaining agent. In addition, the District Court dismissed all other claims in the case. On November 21, 2000, the United States Court of Appeals for the District of Columbia Circuit issued a decision reversing the earlier decision of the District Court. Our petition for a rehearing was denied on February 5, 2001. We continue to believe that the exclusion of our pilots from the corporate profit-sharing plan was lawful and we are considering whether to petition the United States Supreme Court for review in addition to pursuing all other available legal remedies.

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

ITEM 2. PROPERTIES

AIRCRAFT

     Our fleet currently includes 21 Boeing 747-200, 3 Boeing 747-300 and 12 Boeing 747-400 freighter aircraft in service. We acquired the 747-400 aircraft in 1998, 1999 and 2000 pursuant to the Boeing Purchase Agreement, which provided for our purchase of ten new 747-400 freighter aircraft powered by engines acquired from GE, with options to purchase up to ten additional 747-400 aircraft. In February 1999, we exercised options under this agreement for two additional aircraft. In October 2000, we exercised options under this agreement for four additional 747-400s to be delivered in 2002. We placed five 747-400 aircraft into service in 1998, four 747-400 aircraft into service in 1999 and three 747-400 aircraft into service in 2000.

     Our utilization of Boeing 747 aircraft provides significant marketing advantages because these aircraft, relative to most other cargo aircraft that are commercially available, have higher maximum payload and cubic capacities, and longer range. The uniformity of our current Boeing 747-200 aircraft fleet allows for standardization in maintenance and crew training, resulting in substantial cost savings in these areas. The new 747-400 aircraft have greater operational capabilities than the 747-200 aircraft and will allow us to maintain our low cost structure despite their higher acquisition cost. The new aircraft's lower maintenance requirements will provide a higher level of operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. In addition, the acquisition of 12 747-400 freighter aircraft, and the exercise of our option to acquire four additional 747-400 aircraft in 2002, makes us one of the largest operators of this aircraft type to date and will enable us to capitalize on economies of scale from the standardization in maintenance and crew training.

     The following table describes, as of January 31, 2001, our existing fleet and the 747-400 aircraft subject to the Boeing Purchase Agreement.

                                 FLEET PROFILE

                                        NUMBER      AIRCRAFT                    YEAR OF     AVERAGE AGE
                                      OF AIRCRAFT     TYPE     OWNED/LEASED   MANUFACTURE   (IN YEARS)
                                      -----------   --------   ------------   -----------   -----------
Existing fleet:.....................      16        747-200    Owned(1   )     1974-1985(2)    21.1
                                           5        747-200     Leased(3 )     1977-1986(4)    20.0
                                           2        747-300     Owned               1985       15.0
                                           1        747-300     Leased(5 )          1990       10.0
                                           2        747-400     Owned          1998-1999        1.5
                                          10        747-400     Leased(6 )     1998-2000        1.1
747-400 aircraft on order(7):.......       4        747-400                         2002

---------------

(1) All aircraft are powered by GE engines. See "-- Maintenance."

(2) The years of manufacture for these 16 aircraft are as follows: four aircraft in 1979, two aircraft each in 1976, 1980, and 1981, and one aircraft each in 1974, 1975, 1977, 1978, 1984, and 1985.

(3) These aircraft are leased from third parties under three leases expiring in 2007 and one lease each expiring in 2009 and 2010.

(4) The years of manufacture for these 5 aircraft are as follows: one aircraft each in 1977, 1978, 1979, 1980, and 1986.

(5) The aircraft is leased from a third party under a lease expiring in 2005.

(6) These aircraft are leased from third parties under three leases expiring in 2019, three leases expiring in 2021, and two leases each expiring in 2020 and 2024.

(7) We purchased 12 new Boeing 747-400 freighter aircraft and have exercised options for four additional aircraft. The first five aircraft were delivered in 1998, four were delivered in 1999 and three were delivered in 2000. See "-- 747-400 Aircraft Acquisition." These aircraft are be powered by GE engines. The financing for the 12 aircraft has been secured through the 1998 EETCs, 1999 EETCs, 2000 EETCs (as defined) and lease equity.

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

     From time to time, we engage in discussions with third parties regarding possible acquisitions of aircraft that could expand our operations. We are in discussions with third parties for the possible acquisition of additional aircraft for delivery in 2001 and beyond.

747-400 AIRCRAFT ACQUISITION

     In June 1997, we entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft with options for 10 additional aircraft, all to be powered by GE engines. In February 1999, we exercised options for two additional aircraft which were delivered in 2000 and in October 2000 we exercised options for four additional aircraft for delivery in 2002. As a result of our being a large purchaser of 747-400 freighter aircraft to date, we were able to negotiate from Boeing and GE a significant discount off the aggregate list price for the 16 747-400 freighter aircraft, four installed engines per aircraft and additional spare engines. In addition, we obtained certain ancillary products and services at advantageous prices.

FACILITIES

     Our principal offices are located in a 120,000 square foot facility at 2000 Westchester Avenue, Purchase, New York under a twelve year lease. These offices include both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, finance and information technology. In addition, we occupy offices in a 6,500 square foot office building that we own in Golden, Colorado, and we lease 2,000 square feet of warehouse space at JFK for the storage of aircraft parts, which lease expires April 15, 2002.

     Due to increased operations at Miami International Airport, we entered into a month-to-month office lease and a month-to-month warehouse lease with Dade County, Florida in March 1997. The leased warehouse space is used to store aviation equipment and aircraft components used to maintain aircraft operated by us. In the third quarter of 1998, we entered into a sublease and ramp use agreement with American Airlines, Inc. for 145,000 square feet of hangar, office and parking space at MIA in support of our increased operations. The lease is for a period in excess of four years and commenced July 1, 1998. We are currently planning to build a wide body maintenance facility at MIA. The facility, which will be financed through industrial development bonds, is scheduled to open in 2001.

ITEM 3. LEGAL PROCEEDINGS

     In April 1999, we received notification from the NMB that our crew members voted for representation by ALPA. Our profit sharing plan excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, we filed an action in the United States District Court for the District of Columbia seeking a declaratory judgment confirming, inter alia, the enforceability of the profit sharing plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the profit sharing plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the District Court entered a summary judgment in our favor, ruling that we did not violate the Railway Labor Act when we eliminated crew members' participation in the profit sharing plan following ALPA's certification as the crew members' collective bargaining agent. In addition, the District Court dismissed all other claims in the case. On November 21, 2000, the United States Court of Appeals for the District of Columbia Circuit issued a decision reversing the earlier decision of the District Court. Our petition for a rehearing was denied on February 5, 2001. We continue to believe that the exclusion of our pilots from the corporate profit sharing plan was lawful and we are considering whether to petition the United States Supreme Court for review in addition to pursuing all other available legal remedies.

     On May 24, 2000, ALPA filed suit against us in the Southern District of Florida seeking to enjoin, as a violation of the Railway Labor Act, our establishment of a subsidiary in the United Kingdom to conduct overseas operations out of London Stansted Airport. We believe the suit is without merit and intend to vigorously defend the action.

     In March 2000, we received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. India also requested additional information for subsequent tax years. Subsequent to the initial order, the government of India eliminated the interest charge and reduced the $1.1 million tax assessment. We believe that we are exempt from Indian taxes under a United States/India treaty and intend to contest the assessment vigorously.

     While we are from time to time involved in litigation in the ordinary course of our business, there are no other material legal proceedings pending against us or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In November 1997, the Company's common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "CGO." Prior to that, the Company's common stock traded on the Nasdaq National Market ("Nasdaq/NM") under the trading symbol "ATLS." The approximate number of shareholders of record at January 31, 2001 was 354.

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

                                                        2000                1999
                                                  ----------------    ----------------
                                                   HIGH      LOW       HIGH      LOW
                                                  ------    ------    ------    ------
QUARTER ENDED
  March 31......................................  $30.06    $22.81    $34.94    $26.50
  June 30.......................................   36.63     25.63     34.00     24.75
  September 30..................................   45.69     35.75     36.00     18.88
  December 31...................................   42.94     29.00     28.25     19.06

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

                                                            YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------
                                            2000        1999          1998          1997         1996
                                          --------   -----------   -----------   -----------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating revenues......................  $790,468    $637,081      $422,238      $401,041     $315,659
Operating income........................   232,704     187,489       135,849        56,002       88,063
Income before extraordinary items and
  cumulative effect of a change in
  accounting principle..................    85,259      61,279        46,217         6,689       37,838
Net income..............................    85,259      53,270        46,217        23,429       37,838
Basic EPS:
  Income before extraordinary items and
     cumulative effect of a change in
     accounting principle per common
     share..............................  $   2.33    $   1.79      $   1.37      $    .20     $   1.17
  Net income per common share...........  $   2.33    $   1.56      $   1.37      $    .70     $   1.17
  Weighted average common shares
     outstanding during the period(1)...    36,555      34,245        33,675        33,675       32,254
Diluted EPS:
  Income before extraordinary items and
     cumulative effect of a change in
     accounting principle per common
     share..............................  $   2.31    $   1.77      $   1.37      $    .20     $   1.16
  Net income per common share...........  $   2.31    $   1.54      $   1.37      $    .69     $   1.16
  Weighted average common shares
     outstanding during the period(1)...    36,947      34,500        33,841        33,803       32,523

                                                          AT DECEMBER 31,
                                    ------------------------------------------------------------
                                       2000         1999         1998         1997        1996
                                    ----------   ----------   ----------   ----------   --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments...  $  558,992   $  473,160   $  471,814   $  152,969   $124,663
Working capital...................     483,265      330,281      294,511       80,363     98,675
Total assets......................   2,174,057    2,142,370    1,988,869    1,297,415    773,707
Long-term debt, net of current
  portion.........................   1,037,789    1,253,084    1,166,460      736,026    462,868
Other liabilities.................     286,120      228,075      235,308      163,167         --
Stockholders' equity..............     552,206      357,700      283,890      238,829    215,785

---------------

(1) As adjusted to reflect the 3-for-2 stock split for shareholders of record as of January 25, 1999.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
OTHER FINANCIAL & OPERATING DATA:
EBITDAR(2)..................................  $405,844   $317,041   $209,547   $157,691   $140,919
Ratio of EBITDAR to interest expense(2).....      3.28       2.92       2.80       2.98       3.96
Ratio of earnings to fixed charges(3).......      1.82       1.53       1.34       1.30       2.11
Ratio of long-term debt to stockholders'
  equity....................................      1.88       3.50       4.11       3.08       2.15
Total aircraft (at end of period)...........        37         31         27         17         17

---------------

(2) EBITDAR represents income (loss) before income taxes, depreciation and amortization, aircraft and engine rentals, and total other income (expense), as adjusted to exclude the "Write-off of capital investment and other" in the second quarter of 1997. EBITDAR is not a recognized measure of performance under GAAP and should not be considered in isolation or as an alternative to, or more meaningful than, operating income or operating cash flows prepared in accordance with GAAP as an indicator of our operating performance or liquidity. We believe that EBITDAR may provide additional information about our ability to meet our future requirements for debt service, capital expenditures and working capital.

(3) In calculating the ratio of earnings to fixed charges, earnings consists of income (loss) prior to income tax benefit (expense), as adjusted to exclude the "Write-off of capital investment and other" in the second quarter of 1997 and fixed charges (excluding capitalized interest for the period). Fixed charges consist of interest expense (including amounts capitalized), amortization of debt issuance costs and one-third of rental payments on operating leases (such one-third portion having been deemed by us to represent the interest portion of such payments).

REVENUE STATISTICS

             Total Revenue    Operating Income     Pretax Income
2000            790,468           232,704             137,527
1999            637,081           187,489              98,835
1998            422,238           135,849              73,551
1997            401,041            83,102              37,633
1996            315,659            88,063              59,588

     Operating Income and Pretax Income for 1997 have been adjusted to exclude the "Write-off of capital investment and other" in the second quarter of 1997.

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

     The aircraft acquisitions and lease arrangements are described in Note 6 of our December 31, 2000 consolidated financial statements. The timing of when an aircraft enters our fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period. In addition, the number of aircraft utilized from period to period as spare or maintenance back-up aircraft may also cause quarterly results to vary.

     The tables below set forth selected financial and operating data for the four quarters of the years ended December 31, 2000, 1999 and 1998 (dollars in thousands).

                                                                   2000
                                          ------------------------------------------------------
                                                         4TH        3RD        2ND        1ST
                                          CUMULATIVE   QUARTER    QUARTER    QUARTER    QUARTER
                                          ----------   --------   --------   --------   --------
Total operating revenues................   $790,468    $223,662   $208,611   $191,783   $166,412
Operating expenses......................    557,764     154,504    146,641    133,383    123,236
Operating income........................    232,704      69,158     61,970     58,400     43,176
Other income (expense)..................    (95,177)    (18,907)   (24,757)   (27,734)   (23,779)
Net income..............................     85,259      31,155     23,072     19,013     12,019
Block hours.............................    134,079      36,739     35,007     33,140     29,193
Average aircraft operated...............       32.5        34.0       33.0       32.6       30.5
Operating margin........................       29.4%       30.9%      29.7%      30.5%      25.9%
Pre-tax operating margin................       17.4%       22.5%      17.8%      16.0%      11.7%

                                                                   1999
                                          ------------------------------------------------------
                                                         4TH        3RD        2ND        1ST
                                          CUMULATIVE   QUARTER    QUARTER    QUARTER    QUARTER
                                          ----------   --------   --------   --------   --------
Total operating revenues................   $637,081    $198,778   $161,896   $138,568   $137,839
Operating expenses......................    449,592     137,272    113,727     97,461    101,132
Operating income........................    187,489      61,506     48,169     41,107     36,707
Other income (expense)..................    (88,654)    (22,845)   (25,620)   (19,875)   (20,314)
Net income (1)..........................     53,270      23,670     14,093     13,270      2,237
Block hours.............................    109,608      34,166     27,650     23,861     23,931
Average aircraft operated...............       29.0        30.3       30.0       28.4       27.0
Operating margin........................       29.4%       30.9%      29.8%      29.7%      26.6%
Pre-tax operating margin................       15.5%       19.4%      13.9%      15.3%      11.9%

---------------

(1) Net income is after extraordinary item and cumulative effect of a change in accounting principle for the 1999 Cumulative and 1st Quarter 1999 columns.

                                                                    1998
                                            ----------------------------------------------------
                                                           4TH        3RD        2ND       1ST
                                            CUMULATIVE   QUARTER    QUARTER    QUARTER   QUARTER
                                            ----------   --------   --------   -------   -------
Total operating revenues..................   $422,238    $145,465   $109,189   $87,950   $79,634
Operating expenses........................    286,389      98,393     73,473    56,432    58,091
Operating income..........................    135,849      47,072     35,716    31,518    21,543
Other income (expense)....................    (62,298)    (18,227)   (15,478)  (15,479)  (13,114)
Net income................................     46,217      18,057     12,745    10,105     5,310
Block hours...............................     76,276      25,134     18,926    16,828    15,388
Average aircraft operated.................       19.6        23.7       19.9      17.7      17.0
Operating margin..........................       32.2%       32.4%      32.7%     35.8%     27.1%
Pre-tax operating margin..................       17.4%       19.8%      18.5%     18.2%     10.6%

  2000 Compared to 1999

     Operating Revenues and Results of Operations. Total operating revenues for the year ended December 31, 2000 increased to $790.5 million compared to $637.1 million for 1999, an increase of approximately 24%. The average number of aircraft in our fleet during 2000 was 32.5 compared to 29.0 during 1999. Total block hours for 2000 were 134,079 compared to 109,608 for 1999, an increase of approximately 22%, reflecting the 12% increase in the average number of aircraft in our fleet during 2000 and an increase in average daily aircraft block hour production of 9%. Revenue per block hour increased by approximately 1% to $5,896 for 2000 compared to $5,812 for 1999, due to the increase in the number of 747-400 freighter aircraft in our fleet and the increase in the volume of charter operations year over year, for which the rate per block hour is higher in order to offset additional operating costs borne by us under such arrangements. Charter operations are performed on an ad hoc basis and are dependent upon surplus availability of our aircraft and customer demand. Our operating results improved by approximately 24% from a $187.5 million operating profit for 1999 to an operating profit of $232.7 million for 2000. Results of operations were favorably impacted by the increase in 747-400 freighter aircraft in our fleet and a more productive fleet, partially offset by the increase in leased aircraft compared to owned aircraft. Income before extraordinary item and cumulative effect of a change in accounting principle was $85.3 million in 2000, compared to $61.3 million in 1999, an increase of approximately 39%. In the first quarter of 1999, we recorded an extraordinary charge associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as required by SOP 98-5 (as defined). Net income of $53.3 million for 1999 increased to a net income of $85.3 million for 2000, or approximately 60%.

     Operating levels increased during 2000 with the delivery of three additional new 747-400 freighter aircraft and two cargo configured 747-300 freighter aircraft. Block hours increased from 29,193 in the first quarter of 2000 to 36,739 in the fourth quarter of 2000, reflecting the growth in the average fleet size from 30.5 aircraft to 34.0 aircraft for the two periods. Total operating revenue increased from $166.4 million in the first quarter to $223.7 million in the fourth quarter, representing slightly higher block hour rates for the fourth quarter compared to those of the first quarter of 2000, primarily due to the seasonality of the business of our customers. We earned $69.2 million operating income and $31.2 million net income in the fourth quarter of 2000, compared to $43.2 million operating income and $12.0 million net income in the first quarter of 2000.

     Operating Expenses. Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs for non-ACMI contract services; ground handling; depreciation and amortization; and other expenses.

     Flight crew salaries and benefits include all such expenses for our pilot work force. Flight crew salaries increased to $61.6 million in 2000 compared to $48.1 million in 1999, or approximately 28%, principally reflecting the increase in the size of our fleet year over year. In the second quarter of 1999, the flight crew voted to be represented by ALPA (as defined), which resulted in the exclusion of the flight crew from eligibility of participation in our profit sharing plan. On a block hour basis, flight crew salaries and benefits increased by approximately 5% to $460 per block hour for 2000 from $439 per block hour for 1999. This increase in the block hour rate was primarily due to salary adjustments based on seniority.

     Other flight-related expenses include hull and liability insurance, crew travel and meal expenses, initial, upgrade and recurrent crew training costs and other expenses necessary to conduct our flight operations, such as communication and navigation fees.

     Other flight-related expenses increased to $61.2 million in 2000 compared to $52.5 million in 1999, or approximately 17%. On a block hour basis, other flight-related expenses decreased approximately 5% to $456 per block hour for 2000 compared to $479 per block hour for 1999. The increase in expense was due to the increase in the size of our fleet year over year offset by the effect of cost saving initiatives. The decrease on a per block hour basis is primarily due to improvements in crew travel and crew basing strategies compared to the 1999 impact of added training and travel costs associated with the introduction of the new 747-400 freighter aircraft into our fleet.

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

     Maintenance expense increased to $148.1 million in 2000 from $131.2 million in 1999, or approximately 13%, primarily due to the increased size of our fleet. On a block hour basis, maintenance expense decreased year over year by approximately 8% to $1,105 per block hour for 2000 compared to $1,197 for 1999, principally as a result of increased efficiencies gained in the operation of our standardized fleet.

     Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

     Aircraft and engine rentals were $79.1 million in 2000 compared to $51.2 million in 1999, or an increase of approximately 55%, primarily due to an increase in the number of leased aircraft included in our fleet in 2000.

     Because of the nature of our ACMI Contracts, our airline customers generally bear all other operating expenses. As a result, we seldom incur fuel and ground handling expenses except when we operate on our own behalf either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services include both the direct costs of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI Contract service include the costs associated with servicing our aircraft at the various airports to which we operate.

     Fuel and ground handling costs increased to $25.9 million for 2000 compared to $19.5 million for 1999, or approximately 32%. This was primarily due to increased charter activity and higher fuel prices year over year. On a per block hour basis, fuel and ground handling costs increased by 8% to $193 per block hour in 2000 from $178 per block hour in 1999 reflecting the increase in fuel prices.

     Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost.

     Depreciation and amortization expense increased to $94.0 million in 2000 from $78.4 million in 1999, or approximately 20%. This increase primarily reflected increases in owned aircraft, engines and spare parts relating to the increase in our fleet size, and other capital additions, partially offset by aircraft refinanced pursuant to sale-leaseback transactions during the year.

     Other operating expenses include salaries, wages, benefits, travel and meal expenses for non-crew members and other miscellaneous operating costs.

     Other operating expenses increased to $87.8 million in 2000 from $68.7 million in 1999, or approximately 28%. On a block hour basis, these expenses increased to $655 per block hour in 2000 from $627 per block hour in 1999, or approximately 4%. The increase in cost from the prior year was due primarily to addition of ground personnel, the relocation of our headquarters to Purchase, New York, and other costs associated with the expansion of our fleet and operations.

     Other Income (Expense). Other income (expense) consists of interest income and interest expense. Interest income for 2000 was $28.6 million compared to $20.0 million for 1999, primarily due to increases in the amount of funds available for investing as well as an overall increase in the rates of return on investments. Interest expense increased to $123.8 million for 2000 from $108.7 million for 1999, or approximately 14%. This increase reflects the financing costs associated with the purchase of additional aircraft in the second half of 2000 and the issuance of $217.3 million under the 2000 EETCs.

     Income Taxes. Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued for taxes at the rate of 38.0% during 2000 and 1999.

  1999 Compared to 1998

     Operating Revenues and Results of Operations. Total operating revenues for the year ended December 31, 1999 increased to $637.1 million compared to $422.2 million for 1998, an increase of approximately 51%. The average number of aircraft in our fleet during 1999 was 29.0 compared to 19.6 during 1998. Total block hours for 1999 were 109,608 compared to 76,276 for 1998, an increase of approximately 44%, reflecting an increase in the average number of aircraft in our fleet during 1999. Revenue per block hour increased by approximately 5% to $5,812 for 1999 compared to $5,536 for 1998, substantially due to the increase in the number of 747-400 freighter aircraft in our fleet and the increase in the volume of charter operations year over year, for which the rate per block hour is higher in order to offset additional operating costs borne by us under such arrangements. Charter operations are performed on an ad hoc basis and are dependent upon surplus availability of our aircraft and customer demand. Our operating results improved by approximately 38% from a $135.8 million operating profit for 1998 to an operating profit of $187.5 million for 1999. Results of operations were favorably impacted by the increase in 747-400 freighter aircraft in our fleet, partially offset by the increase in leased aircraft compared to owned aircraft. Income before extraordinary item and cumulative effect of a change in accounting principle was $61.3 million in 1999, compared to $46.2 million in 1998, an increase of approximately 33%. In the first quarter of 1999, we recorded an approximate $6.6 million extraordinary loss, net of applicable tax benefit of approximately $3.9 million, from the extinguishment of the $100 million 12 1/4% Equipment Notes due 2002 and a one-time charge of approximately $1.4 million, net of applicable tax benefit of approximately $0.9 million, associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as required by SOP 98-5 (as defined). Net income of $46.2 million for 1998 increased to a net income of $53.3 million for 1999, or approximately 15%.

     Operating levels increased during the second and third quarter of 1999 with the delivery of four additional new 747-400 freighter aircraft. Block hours increased from 23,931 in the first quarter of 1999 to 34,166 in the fourth quarter of 1999, reflecting the growth in the average fleet size from 27.0 aircraft to 30.3 aircraft for the two periods. Total operating revenue increased from $137.8 million in the first quarter to $198.8 million in the fourth quarter, representing slightly higher block hour rates for the fourth quarter compared to those of the first quarter of 1999, primarily due to the seasonality of the business of our customers. We earned $61.5 million operating income and $23.7 million net income in the fourth quarter of 1999, compared to $36.7 million operating income and $10.2 million net income in the first quarter of 1999, excluding the extraordinary item and cumulative effect of a change in accounting principle discussed above.

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

     Other flight-related expenses include hull and liability insurance, crew travel and meal expenses, initial, upgrade and recurrent crew training costs and other expenses necessary to conduct our flight operations, such as communication and navigation fees.

     Other flight-related expenses increased to $52.5 million in 1999 compared to $34.7 million in 1998, or approximately 51%. On a block hour basis, other flight-related expenses increased approximately 5% to $479 per block hour for 1999 compared to $455 per block hour for 1998. This increase was primarily due to the impact of added training and travel costs associated with the introduction of the five new 747-400 freighter aircraft into our fleet in the second half of 1998, the four additional new 747-400 freighter aircraft delivered in 1999 and preparation for the remaining three aircraft delivered in 2000.

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

     Aircraft and engine rentals were $51.2 million in 1999 compared to $14.6 million in 1998, or an increase of approximately 250%, primarily due to the six leased 747-400 aircraft acquired in the second half of 1998 and continuing through the third quarter of 1999.

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

     Depreciation and amortization expense increased to $78.4 million in 1999 from $59.1 million in 1998, or approximately 33%. This increase primarily reflected an increase of approximately 26% in owned aircraft from the fourth quarter of 1998 through the third quarter of 1999 and the higher ownership costs of the 747-400 compared to the 747-200.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our balance sheet reflected cash and cash equivalents and short-term investments of $559.0 million and $473.2 million at December 31, 2000 and 1999, respectively. At December 31, 2000 we had working capital of $483.3 million compared to $330.3 million at 1999. The increase in our working capital is largely a result of cash flows provided by operating activities during the year ended December 31, 2000.

     Cash provided by operations for the year ended December 31, 2000 was $165.0 million, compared to $190.4 million and $102.7 million for 1999 and 1998, respectively. Cash provided by operations for the year ended December 31, 2000 was primarily attributable to our net income for the year adjusted for non-cash charges, and increases in our deferred tax liability, accrued expenses, and income taxes payable. Operating cash flows for the year ended December 31, 1999 were due to net income for the year adjusted for non-cash charges, and increases in our deferred tax liability, and accounts payable and accrued expenses. Cash provided by operations for the year ended December 31, 1998 was attributable to our net income for the year adjusted for non-cash charges, and increases in our deferred tax liability, accrued expenses, and income taxes payable.

     Cash used in investing activities for the year ended December 31, 2000 was $413.4 million, compared to $453.9 million and $367.5 million for 1999 and 1998, respectively. For the year ended December 31, 2000, cash used in investing activities was comprised of purchases of property and equipment, net of proceeds from the sale of equipment, of $401.5 million and purchases of short-term and long-term investments, net of maturities, of $11.9 million. Property and equipment purchases in 2000 were comprised primarily of final payments associated with the delivery of three new Boeing 747-400s in the first and second quarters of the year, costs associated with the three Boeing 747-300s converted from combi to full freighter configuration and placed into service in October and December 2000, and January 2001, initial costs associated with the four new Boeing 747-400s expected to be delivered in 2002, and other capital improvement costs including those associated with our headquarters in Purchase, NY, and a new training facility in Miami, FL. Our investment purchases primarily consist of commercial paper, market auction preferreds, corporate notes, corporate bonds, and US government securities, and are all classified as held to maturity. Cash used in investing activities for the year ended December 31, 1999 consisted of purchases of property and equipment, net of proceeds from the sale of equipment, of $334.5 million and purchases of short-term investments, net of maturities, of $119.4 million. Property and equipment purchases in 1999 were comprised primarily of costs associated with the new Boeing 747-400 aircraft, four of which were delivered in 1999, purchases of spare airframe and engine parts associated with the new aircraft in our fleet, purchases of spare engines for the 747-400s, and other capital improvements including leasehold improvements to our various offices and upgrades and improvements to our accounting and inventory computer systems. Cash used in investing activities for the year ended December 31, 1998 consisted of purchases of property and equipment of $456.9 million and was offset by maturities of short-term investments, net of purchases, of $89.4 million. Property and equipment purchases in 1998 consisted primarily of costs associated with the new Boeing 747-400s, five of which were delivered in 1998, purchases of spare airframe and engine parts associated with the new aircraft in our fleet, purchases of spare engines for the 747-400s, and other capital improvements associated with the continued growth of the Company.

     Cash provided by financing activities for the year ended December 31, 2000 was $410.5 million, compared to $145.5 million and $673.0 million for 1999 and 1998, respectively. For the year ended December 31, 2000, cash provided by financing activities consisted primarily of proceeds from the offering of 3,465,000 shares of our common stock and exercises of common stock options of $107.1 million, proceeds from the issuance of treasury stock under our employee stock purchase plan of $1.2 million, and proceeds from debt issuance and lease financing, net of principal payments and debt issuance and deferred lease costs of $302.2 million. In 2000 we received funding under the 1999 and 2000 EETCs associated with the delivery of the three new Boeing 747-400s in the first and second quarters. We also arranged beneficial lease financing for four of our 747-400s and four of our 747-200s that were previously owned aircraft during the year. The net book values were removed and associated debt was repaid for each aircraft. Debt financing was also arranged for the two 747-300s placed into service in December 2000 and January 2001. Cash provided by financing activities for the year ended December 31, 1999 consisted of proceeds from the exercise of common stock options of $15.7 million, proceeds from the issuance of treasury stock under our employee stock purchase plan, net of purchases of $0.3 million, and proceeds from debt issuance and lease financing, net of principal payments and debt issuance and deferred lease costs of $129.6 million. In 1999, we received funding under the 1998 and 1999 EETCs associated with the delivery of four new Boeing 747-400s. Cash provided by financing activities for the year ended December 31, 1998 consisted of proceeds from the exercise of common stock options of $1.6 million, and proceeds from debt issuance and lease financing, net of principal payments and debt issuance and deferred lease costs of $674.6 million, offset by purchases of treasury stock, net of proceeds from the issuance of treasury stock under our employee stock purchase plan of $3.1 million. In 1998, we received funding under the 1998 EETCs associated with the delivery of five new Boeing 747-400s.

     We believe that cash on hand and the cash flow generated from our operations will be sufficient to meet our normal ongoing liquidity needs for the next twelve months and beyond. We expect to fund our future capital commitments through internally generated funds, together with general company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

     In June 1997, we entered into a purchase agreement with the Boeing Company (the "Boeing Purchase Agreement") to purchase 10 new 747-400 freighter aircraft to be powered by engines acquired from the General Electric Company ("GE"), with options to purchase up to 10 additional 747-400 aircraft. In February 1999, we exercised options for two additional 747-400 freighter aircraft which were delivered in the second quarter of 2000. We have arranged leveraged lease financing for ten 747-400 freighter aircraft and secured debt financing for two 747-400 freighter aircraft which were delivered in 1998, 1999 and 2000. The Boeing Purchase Agreement requires us to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which we accrue and pay interest quarterly at a 6-month LIBOR, plus 2.0%.

     In February 1998, we completed an offering of $538.9 million of Enhanced Equipment Trust Certificates (the "1998 EETCs"). The 1998 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. We entered into leveraged lease transactions with respect to four of the five 747-400 aircraft delivered in 1998. We took ownership of one such aircraft and issued the corresponding equipment notes in the aggregate amount of $107.9 million with a weighted average interest rate of 7.6%. As of December 31, 2000, we had $101.5 million outstanding under the 1998 EETCs.

     In April 1999, we completed an offering of $543.6 million of Enhanced Equipment Trust Certificates (the "1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in our consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and a portion of the proceeds was used in the second and third quarters of 1999 to finance, through secured debt financings, the debt portion of the acquisition cost of three new 747-400 freighter aircraft from Boeing. In the third quarter of 1999, a portion of the proceeds was used to finance, through a leveraged lease, an additional new 747-400 freighter aircraft which was delivered to us by Boeing. The remaining proceeds from the 1999 EETCs, except for $90,000, were used in the first quarter of 2000 to finance, through secured debt financing, the debt portion of the acquisition cost of one new 747-400 freighter aircraft from Boeing. The $90,000 was subsequently returned to the holders of the 1999 EETCs. In connection with this secured debt financing, we executed equipment notes in the aggregate amount of $325.1 million and $109.9 million in 1999 and 2000, respectively, with weighted average interest rates of 7.6% at inception. We subsequently entered into leveraged sale-leaseback transactions for three of the 747-400s financed with proceeds from the 1999 EETCs in September 1999, May 2000 and December 2000. The net book value and related debt of each aircraft were removed from the balance sheet.

     In January 2000, we completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, us and therefore are not included in its consolidated financial statements until such time that we draw upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 2000 EETCs transaction were deposited with an escrow agent and in the second quarter of 2000, the cash proceeds from the 2000 EETCs transaction were used to finance, through secured debt financing, the debt portion of the acquisition cost of two new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. In connection with these secured debt financings, we executed equipment notes in the aggregate amount of $217.3 million, with a weighted average interest rate of 9.0%. We subsequently entered into leveraged sale-leaseback transactions for the two 747-400s in September 2000 and December 2000. The net book value and related debt of each aircraft were removed from the balance sheet.

     In April 2000, we formed a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three 747-400 spare engines owned by us. As a result of this refinancing, we will experience lower interest rates and extended terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate, plus 1.62% and plus 2.00%, respectively. The interest rates on borrowings outstanding under the AFL III Term Loan Facility were 8.42% and 8.79%, respectively, at December 31, 2000. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commenced in July 2000 and increase over time to $9.1 million and $6.2 million, respectively, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment of $37.3 million.

     In April 2000, we amended our Aircraft Credit Facility to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period, commencing at the time an aircraft has been financed by revolving proceeds for three years. With respect to the aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from March 31, 2003 to March 30, 2005 in the event that permanent financing has not been obtained for such flight equipment financed under the facility. At the time of each borrowing, we must select either a Base Rate Loan (prime rate, plus 0.625%) or a Eurodollar Rate Loan (Eurodollar rate, plus 1.625%). As of December 31, 2000, we had approximately $97.8 million outstanding under the Aircraft Credit Facility. We selected the Eurodollar Rate Loan commencing in May 2000, for which the resulting interest rate is 8.64% as of December 31, 2000.

     In May 2000, we refinanced one of our 747-200 freighter aircraft with a group of European banks for a term of five years, at a LIBOR rate, plus 1.50%, with a resulting interest rate of 8.1% as of December 31, 2000. This aircraft was previously financed under the Aircraft Credit Facility.

     In May 2000 we completed the sale of one of our business jets, previously used by executives of the Company for business travel throughout the world. Proceeds from the sale were used to retire the remaining debt on the aircraft.

     In May 2000, we entered into a purchase contract to acquire two Boeing 747-300 combi aircraft from VARIG, S.A. (the "VARIG Aircraft"), and a long-term lease agreement for a third Boeing 747-300. Each aircraft was converted from combi to full freighter configuration by Boeing prior to their placement into service. The leased aircraft was placed into service in October, and the remaining two were placed into service in December 2000, and January 2001. These aircraft are considered operationally equivalent to the Boeing 747-200 aircraft in our fleet.

     In June 2000 we completed an offering of 3,465,000 shares of common stock for net proceeds of $104 million. Approximately $86 million and $10 million of the proceeds were used for the retirement of debt during the second and third quarters, respectively.

     We entered into sale-leaseback transactions for four of our 747-200 freighter aircraft in September, October, November and December. The net book values and related debt for each of these aircraft were removed from the balance sheet.

     In September 2000, we terminated our agreement with Mr. Chowdry, the Company's former Chairman of the Board of Directors, President and CEO, which had provided for a sharing of the acquisition and financing costs of the Boeing Business Jet ("BBJ") used to transport our executives on business trips throughout the world. The effect of the termination agreement was to release Mr. Chowdry from his obligations to share in the acquisition and financing costs of the BBJ in return for Mr. Chowdry's releasing us of our obligation to share with Mr. Chowdry the net proceeds, if any resulting from the disposition of the BBJ.

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

     Under the Federal Aviation Administration's (the "FAA") Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of our Boeing 747-200 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Fourteen aircraft in our 747-200 fleet have already undergone the major portion of such modifications. The remaining seven 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to us in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

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

     From time to time we engage in discussions with third parties regarding possible acquisition or sale of aircraft in our fleet. We are currently in discussions with third parties for the possible acquisition and sale of additional aircraft for the remainder of 2001 and beyond.

RECENT DEVELOPMENTS

     In January 2001, we completed the sale of one non-standard 747-200 aircraft to a third party. Proceeds from the sale were used to retire the remaining debt on the aircraft.

     On January 24, 2001, a private jet piloted by Michael A. Chowdry, our Chairman of the Board of Directors, President, and CEO, crashed, resulting in his death and the death of a passenger. Brian Rowe, a member of our Board of Directors, succeeded Mr. Chowdry as Chairman. Linda Chowdry filled the vacancy on the Board created by the death of her husband. Richard H. Shuyler, who was formerly Executive Vice President, and was the acting CEO, has been named Chief Executive Officer, and James T. Matheny, who was Executive Vice President of Operations, has been named President and Chief Operating Officer. Together, the four will operate as an executive committee that will oversee the management and ongoing strategy of the Company.

     In February 2001, we announced the election of Stephen A. Greene to our Board of Directors. Mr. Greene is a senior partner with Cahill Gordon & Reindel, a New York based law firm which has represented the Company since it was founded in 1992.

     In February 2001, we announced the formation of a holding company, Atlas Air Worldwide Holdings, Inc. Atlas Air, Inc. has become a wholly owned subsidiary of the new entity. The holding company restructuring was accomplished through a merger under Section 251(g) of the Delaware General Corporation Law pursuant to which all stockholders of Atlas Air, Inc. at the effective time of the merger became stockholders of the new holding company. The new holding company trades under the same NYSE symbol "CGO," with the same CUSIP numbers Atlas Air traded under previously. The charter and by-laws of the new holding company are substantially the same as the charter and by-laws of Atlas Air and the directors of the holding company are the same as the current directors of Atlas Air.

     In February 2001, we announced the filing of a shelf registration statement with the U.S. Securities and Exchange Commission for up to $600 million in debt securities and pass through certificates. We expect to use the proceeds from the shelf offering for general corporate purposes, including debt repayment, capital spending, buying back common stock, and acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. We have evaluated the impact of SFAS 133, as amended, on our future earnings and financial position, and have determined that the fair value of our interest rate swap, which does not qualify for hedge accounting under SFAS 133, was a loss of approximately $2.5 million as of January 1, 2001. This amount will be reflected as a cumulative effect of a change in accounting principle for the first quarter 2001.

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

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on our financial position or operating results.

RISK FACTORS

     Investors and prospective investors should consider the following risk factors in conjunction with other information provided in this Form 10-K:

  DEPENDENCE ON SIGNIFICANT CUSTOMERS; GEOGRAPHIC CONCENTRATION -- The loss of a significant customer, or political and economic instability in the markets we serve, may adversely affect our business.

     In 2000, China Airlines Ltd. and Korean Airlines accounted for approximately 22% and 18%, respectively, of our total operating revenues, and no other customer accounted for 10% or more of our total operating revenues. We believe that our relationships with our customers are mutually satisfactory, as evidenced by the fact that we have renewed and, in certain cases, added a significant number of ACMI Contracts with our existing customers. However, there can be no assurance that any of our ACMI Contracts will be renewed upon their expiration. The scheduled termination dates for the current long-term ACMI Contracts range from 2001 to 2004. See "Business -- ACMI Contracts." The failure to renew any of our ACMI Contracts, or the renewal of any of our ACMI Contracts on less favorable terms, could have a material adverse effect on our results of operation. Additionally, we have concentrated a significant percentage of our resources in routes between the United States and Asia and the Pacific Rim and between Europe and Asia and the Pacific Rim. Any economic decline or any military or political disturbance in these areas of the world might prevent or interfere with our ability to provide service to our Asian and Pacific Rim destinations and could have a material adverse effect on our results of operation. Continuation of the current economic downturn in Europe, Asia and the United States could adversely impact the cargo business of our customers which could eventually affect our ability to obtain new ACMI contracts or to obtain renewals of existing ACMI contracts on attractive economic terms.

  COMPETITION -- The market for air cargo services is highly competitive. If we do not successfully compete, our profits will suffer.

     A number of airlines, including Lufthansa Cargo AG, currently provide services for themselves and for others, similar to the services we offer and new airlines may be formed that would also compete with us. Such airlines may have substantially greater financial resources than we do. In addition, certain retail air freight companies, such as Evergreen International, compete with us on a limited, indirect basis, generally outside of the ACMI Contract operating structure. We believe that the most important elements for competition in the air cargo business are the range, payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the cargo transportation service. Our ability to achieve our strategic plan depends upon our success in convincing major international airlines that outsourcing some portion of their air cargo business remains more cost-effective than undertaking cargo operations with their own incremental capacity and resources and upon our ability to continue to obtain higher ACMI Contract rates in connection with the 747-400 aircraft compared to those currently obtained in connection with existing 747-200 aircraft.

  EMPLOYEE LITIGATION -- If the adverse ruling in the appeal filed by the union now representing our pilots is upheld, it will increase our cost of doing business.

     In April 1999, we received notification from the National Mediation Board (the "NMB") that our crew members voted for representation by the Air Line Pilots Association ("ALPA"). Our profit sharing plan excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, we filed an action in the United States District Court for the District of Columbia (the "District Court") seeking a declaratory judgment confirming, inter alia, the enforceability of the profit sharing plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the profit sharing plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the District Court entered a summary judgment in our favor ruling that we did not violate the Railway Labor Act when we eliminated crew members' participation in the profit sharing plan following ALPA's certification as the crew members' collective bargaining agent. In addition, the District Court dismissed all other claims in the case. ALPA subsequently filed an appeal of the District Court's decision.

     On November 21, 2000, the United States Court of Appeals for the District of Columbia Circuit issued a decision reversing the earlier decision of the District Court. Our petition for a rehearing was denied in February 2001.

     We continue to believe that the exclusion of our pilots from the corporate profit sharing plan was lawful and we are considering whether to petition the United States Supreme Court for review in addition to pursuing all other available legal remedies.

  OPERATIONS DEPENDENT UPON LIMITED FLEET -- In the event one or more of our aircraft were to be lost or out of service for an extended period of time, we may have difficulty fulfilling our obligations under one or more of our ACMI Contracts.

     Each of our aircraft is typically dedicated to the service of one or more ACMI Contracts. Although we utilize spare aircraft, in the event one or more of our aircraft were to be lost or out of service for an extended period of time, we may have difficulty fulfilling our obligations under one or more of our ACMI Contracts. While we believe that our insurance coverage is sufficient to cover the replacement cost of an aircraft, there can be no assurance that suitable replacement aircraft could be located or that, if located, we could contract for the services of such an aircraft without undertaking substantial costs. While we carry aircraft hull physical damage and third party liability insurance, any extended interruption of our operations due to the loss of an aircraft could have a material adverse effect on our results of operation.

  AGING AIRCRAFT -- The maintenance and governmental compliance costs associated with older aircraft may adversely affect our profitability. The costs of complying with Directives and Service Bulletins for our Boeing 747-200 aircraft could be substantial.

     Our fleet currently includes 21 Boeing 747-200 aircraft in service, all of which were manufactured between 1974 and 1986. Manufacturer Service Bulletins and the Federal Aviation Administration Airworthiness Directives issued under its "Aging Aircraft" program cause Boeing 747-200 aircraft operators to be subject to extensive aircraft examinations and require Boeing 747-200 aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. For instance, in November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of our Boeing 747-200 aircraft have been brought into compliance with such Directives. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future. The cost of compliance with Directives and of following Service Bulletins cannot currently be estimated, but could be substantial.

  UTILIZATION OF FUTURE AIRCRAFT -- If we fail to contract for the use of additional aircraft as they become available our profitability will be harmed.

     We have not yet finalized long-term ACMI Contracts for aircraft scheduled to be delivered in 2002. The failure to generate adequate revenue from new aircraft pending the commencement of and service under ACMI Contracts, or the failure to secure ACMI Contracts for such aircraft as well as the aircraft currently in service in our fleet which may be returned to us in 2001 pursuant to the terms of the ACMI Contracts, could have a material adverse effect on our results of operation. See "Business -- Aircraft."

  REGULATORY MATTERS -- We are subject to continued compliance with governmental regulations and authorities. Failure to comply with relevant rules and regulations would adversely affect our business.

     Under the Federal Aviation Act of 1958, as amended and recodified at 49 U.S.C. Subtitle VII (the "Aviation Act"), the Department of Transportation and the FAA exercise regulatory authority over us. We have obtained the necessary authority to conduct flight operations, including a Certificate of Public Convenience and Necessity (a "CPCN") from the DOT and an Air Carrier Operating Certificate from the FAA; however, the continuation of such authority is subject to our continued compliance with applicable statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. All air carriers are subject to strict scrutiny and inspection by FAA officials and to the imposition of new regulatory requirements that can negatively affect their operations. We are considered to be a high-growth carrier by the FAA and, therefore, receive heightened attention by the FAA and DOT. FAA approval is required for each of our long-term ACMI Contracts and DOT approval is required for each of our long-term ACMI Contracts with foreign air carriers. In addition, FAA approval is required for each of our short-term seasonal ACMI Contracts. In order to provide service to foreign points, we must also obtain permission for such operations from the applicable foreign governments and certain airport authorities. See
"Business -- Governmental Regulation." Moreover, in some instances, ACMI Contracts are subject to prior and/or periodic approvals of foreign governments, whose decisions can be affected by ongoing negotiations and relations with the United States. For example, a recent ruling by an aviation agency of the British government concluded that one of our two long term wet-leases of a 747-400 freighter aircraft to British Airways no longer meets the "exceptional circumstances" exception necessary for their operating approval due to changed market conditions in the United Kingdom. The adoption or enforcement of similar rules by other countries could adversely affect our business. Failure to obtain FAA, DOT and/or foreign approvals could have a material adverse effect on our results of operation. In addition, DOT regulates the transportation of hazardous materials by air cargo carriers. Although customers are required to label shipments that contain hazardous materials, customers may not inform us when their cargo includes hazardous materials. Although we have never had such an incident, the transportation of unmanifested hazardous materials could result in fines, penalties, banning hazardous materials from our aircraft for a period of time, possible damage to our aircraft or other liability.

  CONTROL BY PRINCIPAL SHAREHOLDER -- We are wholly owned by Atlas Air Worldwide Holdings, Inc. ("AAWH") which has a single shareholder with a substantial interest in AAWH, who may be able to determine the outcome of all matters to be voted upon by its shareholders.

     As of January 31, 2001 Linda Chowdry, a member of our Board of Directors and widow of Michael A. Chowdry, our founder, beneficially owned approximately 47.1% of the AAWH common stock. As a result, Ms. Chowdry may be able to direct and control our policies, including the election of directors, mergers, sales of assets and other such transactions.

  DEPENDENCE UPON KEY MANAGEMENT PERSONNEL -- Our executive officers and key employees are critical to our business. These officers and key personnel may not remain with Atlas and their loss may harm our operations.

     We believe that our success in acquiring ACMI Contracts and managing our operations will depend substantially upon the continued services of many of our present executive officers. The loss of the services of any of such persons could have a material adverse effect on our business. We have employment agreements with such officers, which are generally terminable at any time by either party.

  SEASONALITY OF CUSTOMERS' CARGO OPERATIONS -- Seasonal fluctuations in revenue may result in a reduction of available working capital.

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

  ABILITY TO SERVICE DEBT -- We have substantial indebtedness and may not be able to service our debt. This indebtedness could harm our competitive position.

     We are highly leveraged. As of December 31, 2000, our total long term debt outstanding, net of current portion, was approximately $1.0 billion. Our high degree of leverage could have important consequences to prospective investors, including the following:

     - our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be diminished in the future;

     - a substantial portion of our cash flow from operations will be required for the payment of principal and interest on our indebtedness, thereby reducing the funds available for our operations and other purposes;

     - we may be substantially more leveraged than some of our competitors, which may place us at a competitive disadvantage; and

     - our substantial degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable in the event of a downturn in our business or general economic conditions.

     Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance, our indebtedness and to make scheduled payments under our lease obligations depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance, however, that our business will continue to generate sufficient cash flow from operations in the future to service our debt. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms.

  RESTRICTIONS IMPOSED BY TERMS OF OUR INDEBTEDNESS -- If we do not comply with the restrictive covenants contained in our debt instruments it may result in an event of default.

     Certain of our debt instruments, limit our ability to undertake certain transactions. These debt instruments restrict our ability to:

     - incur additional indebtedness;

     - incur liens, pay dividends or make other restricted payments;

     - consummate asset sales;

     - enter into transactions with affiliates;

     - impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to us;

     - merge or consolidate with any other person; or

     - sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

     In addition, certain of our other debt instruments contain other more restrictive financial and operating covenants. Our ability to meet such financial ratios and tests may be affected by events beyond our control. We cannot assure you that we will meet such tests. A breach of any of these covenants could result in a default under certain debt instruments. In an event of default under the various debt instruments, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, such lenders could proceed against the collateral granted to them to secure that indebtedness. If our lenders accelerate the payment of indebtedness, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

FORWARD-LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-K constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K.

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

                                                                                                                 FAIR
EXPECTED MATURITY DATES:             2001      2002      2003      2004       2005     THEREAFTER    TOTAL      VALUE
------------------------           --------   -------   -------   -------   --------   ----------   --------   --------
                                                                      (IN THOUSANDS)
Assets
  Cash equivalents
    Fixed rate...................  $262,648   $    --   $    --   $    --   $     --    $     --    $262,648   $262,642
    Avg. interest rate...........       6.5%       --%       --%       --%        --%         --%        6.5%
  Short-term investments
    Fixed rate...................  $ 65,269   $    --   $    --   $    --   $     --    $     --    $ 65,269   $ 65,334
    Avg. interest rate...........       6.4%       --%       --%       --%        --%         --%        6.4%
  Long-term investments
      Fixed rate.................  $ 39,643   $ 9,463   $    --   $    --   $     --    $ 41,127    $ 90,233   $ 90,202
      Avg. interest rate.........       6.3%      6.7%       --%       --%        --%        6.0%        6.2%
Long-term debt
  Fixed rate.....................  $ 23,316   $22,340   $22,586   $18,948   $156,725    $464,371    $707,286   $713,940
  Avg. interest rate.............       7.9%      8.0%      8.0%      7.9%      10.4%        8.6%        9.0%
  Floating rate..................  $ 32,702   $44,942   $57,250   $63,473   $143,591    $ 43,563    $385,521   $385,521
  Avg. interest rate.............       8.4%      8.5%      8.5%      8.5%       8.6%        8.8%        8.6%
Swap (notional amount)...........  $ 25,654   $25,654   $25,654   $63,170   $     --    $     --    $140,132   $ (2,522)
  Avg. interest rate
    Floating rate payee..........       6.7%      6.7%      6.7%      6.7%        --%         --%        6.7%
    Fixed rate payer.............       6.5%      6.5%      6.5%      6.5%        --%         --%        6.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and schedules that constitute Item 8 follow the text of this report. An index to the Consolidated Financial Statements appears in Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

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

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     None required.

     (a)(3) LIST OF EXHIBITS.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
              +3.2       -- Restated Certificate of Incorporation of the Company.
             @@3.3       -- Amended and Restated By-Laws of the Company.
           ++++4.3       -- Form of 8.707% Atlas Air Pass Through Certificates Series
                            2000-1A (included in Exhibit 4.7)
           ++++4.4       -- Form of 9.057% Atlas Air Pass Through Certificates Series
                            2000-1B (included in Exhibit 4.8)
           ++++4.5       -- Form of 9.702% Atlas Air Pass Through Certificates Series
                            2000-1C (included in Exhibit 4.9)
           ++++4.6       -- Pass Through Trust Agreement, dated as of January 28,
                            2000, between Wilmington Trust Company, as Trustee and
                            Atlas Air, Inc.
           ++++4.7       -- Trust Supplement No. 2000-1A, dated January 28, 2000,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            January 28, 2000
           ++++4.8       -- Trust Supplement No. 2000-1B, dated January 28, 2000,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            January 28, 2000
           ++++4.9       -- Trust Supplement No. 2000-1C, dated January 28, 2000,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            January 28, 2000
           ++++4.10      -- Revolving Credit Agreement (2000-1A), dated as of January
                            28, 2000, between Wilmington Trust Company, not in its
                            individual capacity but solely as Subordination Agent, as
                            Borrower, and Westdeutshe Landesbank Gironzentrale, as
                            Liquidity Provider
           ++++4.11      -- Revolving Credit Agreement (2000-1B), dated as of January
                            28, 2000, between Wilmington Trust Company, not in its
                            individual capacity but solely as Subordination Agent, as
                            Borrower, and Morgan Stanley Capital Services Inc., as
                            Liquidity Provider
           ++++4.12      -- Revolving Credit Agreement (2000-1C), dated as of January
                            28, 2000, between Wilmington Trust Company, not in its
                            individual capacity but solely as Subordination Agent, as
                            Borrower, and Morgan Stanley Capital Services Inc., as
                            Liquidity Provider

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           ++++4.13      -- Escrow and Paying Agent Agreement (Class A) dated as of
                            January 28, 2000 among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, Deutsche Bank Securities Inc. and Salomon
                            Smith Barney Inc., as Placement Agents, Wilmington Trust
                            Company, as Trustee, and Wilmington Trust Company as
                            Paying Agent
           ++++4.14      -- Escrow and Paying Agent Agreement (Class B) dated as of
                            January 28, 2000 among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, Deutsche Bank Securities Inc. and Salomon
                            Smith Barney Inc., as Placement Agents, Wilmington Trust
                            Company, as Trustee, and Wilmington Trust Company as
                            Paying Agent
           ++++4.15      -- Escrow and Paying Agent Agreement (Class C) dated as of
                            January 28, 2000 among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, Deutsche Bank Securities Inc. and Salomon
                            Smith Barney Inc., as Placement Agents, Wilmington Trust
                            Company, as Trustee, and Wilmington Trust Company as
                            Paying Agent
           ++++4.16      -- Deposit Agreement (Class A), dated as of January 28,
                            2000, between First Security Bank, National Association
                            as Escrow Agent, and Westdeutsche Landesbank
                            Gironzentrale, as Depositary
           ++++4.17      -- Deposit Agreement (Class B), dated as of January 28,
                            2000, between First Security Bank, National Association
                            as Escrow Agent, and Westdeutsche Landesbank
                            Gironzentrale, as Depositary
           ++++4.18      -- Deposit Agreement (Class C), dated as of January 28,
                            2000, between First Security Bank, National Association
                            as Escrow Agent, and Westdeutsche Landesbank
                            Gironzentrale, as Depositary
           ++++4.19      -- Registration Rights Agreement dated January 28, 2000
                            among Atlas Air, Inc., Wilmington Trust Company, as
                            Trustee, and Morgan Stanley & Co. Incorporated, Deutsche
                            Bank Securities Inc. and Salomon Smith Barney Inc., as
                            Placement Agents
           ++++4.20      -- Intercreditor Agreement, dated as of January 28, 2000,
                            among Wilmington Trust Company, as Trustee, Westdeutsche
                            Landesbank Gironzentrale, as Class A Liquidity Provider,
                            Morgan Stanley Capital Services, Inc., as Class B
                            Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company, as Subordination Agent and
                            Trustee
           ++++4.21      -- Note Purchase Agreement, dated as of January 28, 2000,
                            among Atlas Air, Inc., Wilmington Trust Company, as
                            Trustee, Wilmington Trust Company, as Subordination
                            Agent, First Security Bank, National Association, as
                            Escrow Agent, and Wilmington Trust Company, as Paying
                            Agent
           ++++4.22      -- Form of Leased Aircraft Participation Agreement
                            (Participation Agreement among Atlas Air, Inc., Lessee,
                            First Security Bank, National Association, Owner Trustee,
                            and Wilmington Trust Company, Mortgagee and Loan
                            Participant) (Exhibit A-1 to Note Purchase Agreement)
           ++++4.23      -- Form of Lease (Lease Agreement between First Security
                            Bank, National Association, Lessor, and Atlas Air, Inc.,
                            Lessee) (Exhibit A-2 to Note Purchase Agreement)
           ++++4.24      -- Form of Leased Aircraft Indenture (Trust Indenture and
                            Mortgage between First Security Bank, National
                            Association, Owner Trustee, and Wilmington Trust Company,
                            Mortgagee) (Exhibit A-3 to Note Purchase Agreement)
           ++++4.25      -- Form of Leased Aircraft Trust Agreement (Exhibit A-5 to
                            Note Purchase Agreement)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           ++++4.26      -- Form of Owned Aircraft Participation Agreement
                            (Participation Agreement between Atlas Air, Inc., Owner,
                            and Wilmington Trust Company, as Mortgagee, Subordination
                            Agent and Trustee) (Exhibit C-1 to Note Purchase
                            Agreement)
           ++++4.27      -- Form of Owned Aircraft Indenture (Trust Indenture and
                            Mortgage between Atlas Air, Inc., Owner, and Wilmington
                            Trust Company, as Mortgagee) (Exhibit C-2 to Note
                            Purchase Agreement)
             +10.14      -- Boeing 747 Maintenance Agreement dated January 1, 1995, between the Company and KLM Royal Dutch Airlines, as
                            amended.
             #10.15      -- Atlas Air, Inc. 1995 Long Term Incentive and Stock Award
                            Plan (including Amendments One through Seven
             #10.16      -- Atlas Air, Inc. Employee Stock Purchase Plan (including
                            First Amendment)
             +10.17      -- Atlas Air, Inc. Profit Sharing Plan.
             +10.18      -- Atlas Air, Inc. Retirement Plan.
            ++10.19      -- Employment Agreement between the Company and Michael A.
                            Chowdry.
            ++10.20      -- Employment Agreement between the Company and Richard H.
                            Shuyler.
            ++10.23      -- Employment Agreement between the Company and James T.
                            Matheny.
             +10.26      -- Maintenance Agreement between the Company and Hong Kong
                            Aircraft Engineering Company Limited dated April 12,
                            1995, for the performance of certain maintenance events.
           ***10.53      -- Secured Loan Agreement by and between the Company and
                            Finova Capital Corporation dated April 11, 1996.
      ***/****10.55      -- Engine Maintenance Agreement between the Company and
                            General Electric Company dated June 6, 1996.
            **10.56      -- Employment Agreement dated as of May 1, 1997 between the
                            Company and Stanley G. Wraight.
         +++++10.58      -- Fourth Amended and Restated Credit Agreement among the
                            Company, the Lenders listed therein, Goldman Sachs Credit
                            Partners L.P. (as Syndication Agent) and Bankers Trust
                            Company (as Administrative Agent) dated April 25, 2000
            **10.72      -- Form of Indenture, dated August 13, 1997, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 10 3/4% Senior Notes (with form
                            of Note attached as exhibit thereto)
       **/****10.86      -- Purchase Agreement Number 2021 between The Boeing Company and the Company dated June 6, 1997.
            **10.87      -- Aircraft General Terms Agreement between The Boeing
                            Company and the Company dated June 6, 1997.
            ++10.90      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-0.
            ++10.91      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1A-S.
            ++10.92      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-0.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            ++10.93      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1B-S.
            ++10.94      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-0.
            ++10.95      -- Pass Through Trust Agreement, dated as of February 9,
                            1998, between the Company and Wilmington Trust Company,
                            as Trustee, relating to the Atlas Air Pass Through Trust
                            1998-1C-S.
            ++10.96      -- Deposit Agreement (Class A), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
            ++10.97      -- Deposit Agreement (Class B), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
            ++10.98      -- Deposit Agreement (Class C), dated as of February 9,
                            1998, between First Security Bank, National Association,
                            as Escrow Agent, and ABN AMRO Bank N.V., acting through
                            its Chicago Branch, as Depositary.
            ++10.99      -- Indemnity Agreement, dated as of February 9, 1998,
                            between ABN AMRO Bank N.V., acting through its Chicago
                            Branch, as Depositary, and the Company.
            ++10.100     -- Escrow and Paying Agent Agreement (Class A), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
            ++10.101     -- Escrow and Paying Agent Agreement (Class B), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
            ++10.102     -- Escrow and Paying Agent Agreement (Class C), dated as of
                            February 9, 1998, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, Donaldson,
                            Lufkin & Jenrette Securities Corporation and Goldman,
                            Sachs & Co., as Placement Agents, Wilmington Trust
                            Company, not in its individual capacity, but solely as
                            Pass Through Trustee, and Wilmington Trust Company, as
                            Paying Agent.
            ++10.103     -- Revolving Credit Agreement (1998-1A), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and ABN AMRO Bank N.V., acting
                            through its Chicago Branch as Liquidity Provider.
            ++10.104     -- Revolving Credit Agreement (1998-1B), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.
            ++10.105     -- Revolving Credit Agreement (1998-1C), dated as of
                            February 9, 1998, between Wilmington Trust Company, not
                            in its individual capacity but solely as Subordination
                            Agent, as Borrower, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            ++10.106     -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-B relating to Class B Liquidity
                            Facility.
            ++10.107     -- Guarantee, dated as of February 9, 1998, from Morgan
                            Stanley, Dean Witter, Discover & Co. to Atlas Air, Inc.
                            Pass Through Trust 1998-C relating to Class C Liquidity
                            Facility.
            ++10.108     -- Intercreditor Agreement, dated as of February 9, 1998,
                            among Wilmington Trust Company, not in its individual
                            capacity but solely as Trustee, ABN AMRO Bank N.V.,
                            acting through its Chicago Branch, as Class A Liquidity
                            Provider, Morgan Stanley Capital Services, Inc., as Class
                            B Liquidity Provider and Class C Liquidity Provider, and
                            Wilmington Trust Company.
            ++10.109     -- Note Purchase Agreement, dated as of February 9, 1998,
                            among the Company, Wilmington Trust Company and First
                            Security Bank, National Association.
         *****10.111     -- Form of Indenture, dated April 9, 1998, between the
                            Company and State Street Bank and Trust company, as
                            Trustee, relating to the 9 1/4% Senior Notes (with form
                            of Note attached as exhibit thereto).
    ****/*****10.114     -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
    ****/*****10.115     -- Engine Maintenance Agreement between the Company and GE
                            Engine Services, Inc.
    ****/*****10.116     -- General Terms Agreement between the Company and General
                            Electric Company dated June 6, 1997.
        ******10.117     -- Form of Indenture, dated November 18, 1998, between the
                            Company and State Street Bank and Trust Company, as
                            Trustee, relating to the 9 3/8% Senior Notes (with form
                            of Note attached as exhibit thereto).
           +++10.118     -- Employment Agreement dated June 22, 1998, between the
                            Company and Thomas G. Scott.
            ##10.120     -- Revolving Credit Agreement (1999-1A-1), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and ABN AMRO Bank N.V., Chicago
                            Branch, as Liquidity Provider
            ##10.121     -- Revolving Credit Agreement (1999-1A-2), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and ABN AMRO Bank N.V., Chicago
                            Branch, as Liquidity Provider
            ##10.122     -- Revolving Credit Agreement (1999-1B), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider
            ##10.123     -- Revolving Credit Agreement (1999-1C), dated as of April
                            13, 1999, between Wilmington Trust Company, as
                            Subordination Agent, and Morgan Stanley Capital Services,
                            Inc., as Liquidity Provider
            ##10.124     -- Guarantee, dated April 13, 1999, by Morgan Stanley Dean
                            Witter & Co. relating to Revolving Credit Agreement
                            (1999-1B)
            ##10.125     -- Guarantee, dated April 13, 1999, by Morgan Stanley Dean
                            Witter & Co. relating to Revolving Credit Agreement
                            (1999-1C)
            ##10.126     -- Pass Through Trust Agreement, dated as of April 1, 1999, between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc.
            ##10.127     -- Trust Supplement No. 1999-1A-1, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            ##10.128     -- Trust Supplement No. 1999-1A-2, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999
            ##10.129     -- Trust Supplement No. 1999-1B, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999
            ##10.130     -- Trust Supplement No. 1999-1C, dated April 13, 1999,
                            between Wilmington Trust Company, as Trustee, and Atlas
                            Air, Inc. to Pass Through Trust Agreement, dated as of
                            April 1, 1999
            ##10.131     -- Intercreditor agreement, dated as of April 13, 1999,
                            among Wilmington Trust Company, as Trustee, ABN AMRO Bank
                            N.V. Chicago Branch, as Class A-1 Liquidity Provider and
                            Class A-2 Liquidity Provider, Morgan Stanley Capital
                            Services, Inc., as Class B Liquidity Provider and Class C
                            Liquidity Provider, and Wilmington Trust Company, as
                            Subordination Agent and Trustee
            ##10.132     -- Deposit Agreement (Class A-1), dated as of April 13,
                            1999, between First Security Bank, National Association,
                            as Escrow Agent, and Credit Suisse4 First Boston, New
                            York Branch, as Depositary
            ##10.133     -- Deposit Agreement (Class A-2), dated as of April 13,
                            1999, between First Security Bank, National Association,
                            as Escrow Agent, and Credit Suisse4 First Boston, New
                            York Branch, as Depositary
            ##10.134     -- Deposit Agreement (Class B), dated as of April 13, 1999, between First Security Bank, National Association, as
                            Escrow Agent, and Credit Suisse4 First Boston, New York
                            Branch, as Depositary
            ##10.135     -- Deposit Agreement (Class C), dated as of April 13, 1999, between First Security Bank, National Association, as
                            Escrow Agent, and Credit Suisse4 First Boston, New York
                            Branch, as Depositary
            ##10.136     -- Escrow and Paying Agent Agreement (Class A-1), dated as of April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent
            ##10.137     -- Escrow and Paying Agent Agreement (Class A-2), dated as of April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent
            ##10.138     -- Escrow and Paying Agent Agreement (Class B), dated as of
                            April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent
            ##10.139     -- Escrow and Paying Agent Agreement (Class C), dated as of
                            April 13, 1999, among First Security Bank, National
                            Association, as Escrow Agent, Morgan Stanley & Co.
                            Incorporated, BT Alex. Brown Incorporated, ING Baring
                            Furman Selz LLC and CIBC Oppenheimer Corp., as
                            Underwriters, Wilmington Trust Company, as Trustee, and
                            Wilmington Trust Company, as Paying Agent

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            ##10.140     -- Note Purchase Agreement, dated as of April 13, 1999,
                            among Atlas Air, Inc., Wilmington Trust Company, as
                            Trustee, Wilmington Trust Company, as Subordination
                            Agent, First Security Bank, National Association, as
                            Escrow Agent, and Wilmington Trust Company, as Paying
                            Agent
            ##10.141     -- Form of Leased Aircraft Participation Agreement
                            (Participation Agreement among Atlas Air, Inc., Lessee,
                            First Security Bank, National Association, Owner Trustee,
                            and Wilmington Trust Company, Mortgagee and Loan
                            Participant) (Exhibit A-! to Note Purchase Agreement)
            ##10.142     -- Form of Lease (Lease Agreement between First Security
                            Bank, National Association, Lessor, and Atlas Air, Inc.,
                            Lessee) (Exhibit A-2 to Note Purchase Agreement)
            ##10.143     -- Form of Leased Aircraft Indenture (Trust Indenture and
                            Mortgage between First Security Bank, National
                            Association, Owner Trustee, and Wilmington Trust Company,
                            Mortgagee) (Exhibit A-3 to Note Purchase Agreement)
            ##10.144     -- Form of Leased Aircraft Trust Agreement (Exhibit A-5 to
                            Note Purchase Agreement)
            ##10.145     -- Form of Owned Aircraft Participation Agreement
                            (Participation Agreement between Atlas Air, Inc., Owner,
                            and Wilmington Trust Company, as Mortgagee, Subordination
                            Agent and Trustee) (Exhibit C-1 to Note Purchase
                            Agreement)
            ##10.146     -- Form of Owned Aircraft Indenture (Trust Indenture and
                            Mortgage between Atlas Air, Inc., Owner, and Wilmington
                            Trust Company, as Mortgagee) (Exhibit C-2 to Note
                            Purchase Agreement)
            ##10.147     -- 7.20% Atlas Air Pass Through Certificate 1999-1A-1,
                            Certificate No. A-1-1
            ##10.148     -- 7.20% Atlas Air Pass Through Certificate 1999-1A-1,
                            Certificate No. A-1-2
            ##10.149     -- 6.88% Atlas Air Pass Through Certificate 1999-1A-2,
                            Certificate No. A-2-1
            ##10.150     -- 7.63% Atlas Air Pass Through Certificate 1999-1B-1,
                            Certificate No. B-1
            ##10.151     -- 8.77% Atlas Air Pass Through Certificate 1999-1C-1,
                            Certificate No. C-1
             @10.152     -- Agreement of Lease between Texaco, Inc., Landlord, and
                            the Company, Tenant, 2000 Westchester Avenue, White
                            Plains, New York 10650 dated November 9, 1999
             @10.153     -- Atlas Air, Inc. Annual Incentive Compensation Plan
             @10.154     -- Atlas Air, Inc. Long-Term Incentive Plan
             @10.155     -- Amendments to the Atlas Air, Inc. 1995 Long-Term
                            Incentive and Stock Award Plan. (The Atlas Air, Inc. 1995
                            Long-Term Incentive and Stock Award Plan is filed as
                            Exhibit 10.15, which is incorporated by reference in this
                            Report)
         +++++10.156     -- Loan Agreement dated as of January 1, 1999 between the
                            Company and Michael A. Chowdry
         +++++10.157     -- Credit Agreement among Atlas Freighter Leasing III, Inc., the Lenders listed therein, and Bankers Trust Company, as
                            administrative agent, dated as of April 25, 2000
         +++++10.158     -- Lease Agreement dated as of April 25, 2000 between Atlas
                            Freighter Leasing III, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N527MC
         +++++10.159     -- Lease Agreement dated as of April 25, 2000 between Atlas
                            Freighter Leasing III, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N516MC
         +++++10.160     -- Lease Agreement dated as of April 25, 2000 between Atlas
                            Freighter Leasing III, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N508MC

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         +++++10.161     -- Lease Agreement dated as of April 25, 2000 between Atlas
                            Freighter Leasing III, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N507MC
         +++++10.162     -- Lease Agreement dated as of April 25, 2000 between Atlas
                            Freighter Leasing III, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N509MC
         +++++10.163     -- Lease Agreement dated as of April 25, 2000 between Atlas
                            Freighter Leasing III, Inc., as lessor, and the Company,
                            as lessee, relating to B747-200 aircraft, U.S.
                            Registration No. N517MC
         +++++10.181     -- Lease Agreement dated as of April 25, 2000 between Atlas
                            Freighter Leasing III, Inc., as lessor, and the Company,
                            as lessee, relating to nine General Electric CF6-50E2
                            Engines, Manufacturer's Serial Nos. 530168, 517530,
                            517790, 517602, 530255, 517547, 517538, 517539, and
                            455167
         +++++10.182     -- Spare Engine Chattel Mortgage dated as of April 25, 2000 between Atlas Freighter Leasing III, Inc. and Bankers
                            Trust Company, as agent, relating to the CF6-80C2 Spare
                            Engine Pool
         +++++10.183     -- Spare Engine Chattel Mortgage dated as of April 25, 2000 between Atlas Freighter Leasing III, Inc. and Bankers
                            Trust Company, as agent, relating to the CF6-50E2 Spare
                            Engine Pool
           +++24         -- Powers of Attorney (set forth on the signature page of
                            the Report).

---------------

 +++++ Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated May 25, 2000

  ++++ Incorporated by reference to the exhibits to the Company's Registration
       Statement on Form S-4 (No. 333-36268)

   +++ Previously filed.

    ++ Incorporated by reference to the exhibits to the Company's Annual Report for 1997 on Form 10-K.

     + Incorporated by reference to the exhibits to the Company's Registration
       Statement on Form S-1 (No. 33-90304).

    ## Incorporated by reference to the exhibits to the Company's Registration
       Statement on Form S-3 (No. 333-71833).

     # Incorporated by reference to the exhibits to the Company's Registration
       Statement on Form S-8 (No. 333-49002)

     @ Incorporated by reference to the exhibits to the Company's Annual Report for 1999 on Form 10-K

    @@ Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-56208).

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

 ***** Incorporated by reference to the exhibits to the Company's Registration
       Statement on Form S-4 (No. 333-56391).

****** Incorporated by reference to the exhibits to the Company's Registration
       Statement on Form S-4 (No. 333-72211)

     (b) REPORTS ON FORM 8-K

     Report on Form 8-K dated November 29, 2000 regarding U.S. Court of Appeals for the District of Columbia Circuit decision in a lawsuit pending between the Air Line Pilots Association (ALPA) and Atlas Air, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2001.

                                            ATLAS AIR, INC.

                                            By:     /s/ STUART G. WEINROTH
                                              ----------------------------------

                                                      Stuart G. Weinroth
                                               Acting Chief Financial Officer,
                                              Vice President Financial Planning
                                                         & Controller,
                                                 Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes Stuart G. Weinroth and Richard H. Shuyler, and each of them singly, such person's true and lawful attorneys, each with full power of substitution so sign for such person and in such person's name and capacity indicated below, and any and all amendments to this Report, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming such person's signature as it may be signed by said attorneys to any and all amendments.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ RICHARD H. SHUYLER                  Chief Executive Officer,         March 12, 2001
-----------------------------------------------------    Treasurer and Director
                 Richard H. Shuyler

                /s/ JAMES T. MATHENY                   President, Chief Operating       March 12, 2001
-----------------------------------------------------    Officer, and Director
                  James T. Matheny

                   /s/ BRIAN ROWE                      Chairman of the Board of         March 12, 2001
-----------------------------------------------------    Directors
                     Brian Rowe

                  /s/ BERL BERNHARD                    Director                         March 12, 2001
-----------------------------------------------------
                    Berl Bernhard

                  /s/ LINDA CHOWDRY                    Director                         March 12, 2001
-----------------------------------------------------
                    Linda Chowdry

              /s/ LAWRENCE W. CLARKSON                 Director                         March 12, 2001
-----------------------------------------------------
                Lawrence W. Clarkson

                /s/ STEPHEN A. GREENE                  Director                         March 12, 2001
-----------------------------------------------------
                  Stephen A. Greene

                  /s/ DAVID K.P. LI                    Director                         March 12, 2001
-----------------------------------------------------
                    David K.P. Li

               /s/ DAVID T. MCLAUGHLIN                 Director                         March 12, 2001
-----------------------------------------------------
                 David T. McLaughlin

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  December 31, 1999.........................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlas Air, Inc.:

     We have audited the accompanying consolidated balance sheets of Atlas Air, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
  January 26, 2001.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  2000         1999
                                                               ----------   ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $  493,723   $  331,605
  Short-term investments....................................       65,269      141,555
  Accounts receivable and other, net........................      145,937       92,979
                                                               ----------   ----------
          Total current assets..............................      704,929      566,139
Property and equipment:
  Flight equipment..........................................    1,537,047    1,732,543
  Other.....................................................       43,815       19,172
                                                               ----------   ----------
                                                                1,580,862    1,751,715
  Less accumulated depreciation.............................     (245,976)    (208,465)
                                                               ----------   ----------
          Net property and equipment........................    1,334,886    1,543,250
Other assets:
  Debt issuance costs, net of accumulated amortization of
     $16,255 and $14,281....................................       24,540       27,201
  Deposits and other........................................      109,702        5,780
                                                               ----------   ----------
                                                                  134,242       32,981
                                                               ----------   ----------
          Total assets......................................   $2,174,057   $2,142,370
                                                               ==========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease
     obligation.............................................   $   55,018   $   95,929
  Accounts payable and accrued expenses.....................      135,287      139,929
  Income tax payable........................................       31,359           --
                                                               ----------   ----------
          Total current liabilities.........................      221,664      235,858
Long-term debt and capital lease obligation, net of current
  portion...................................................    1,037,789    1,253,084
Other liabilities...........................................      286,120      228,075
Deferred income tax liability...............................       76,278       67,653
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred Stock, $1 par value; 10,000,000 shares
     authorized; no shares issued...........................           --           --
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 38,227,757 and 34,480,946 shares issued....          382          345
  Additional paid-in capital................................      305,871      198,002
  Retained earnings.........................................      247,763      162,194
  Deferred Compensation -- Restricted Stock.................         (286)        (404)
  Treasury Stock, at cost; 60,824 and 115,906 shares,
     respectively...........................................       (1,524)      (2,437)
                                                               ----------   ----------
          Total stockholders' equity........................      552,206      357,700
                                                               ----------   ----------
          Total liabilities and stockholders' equity........   $2,174,057   $2,142,370
                                                               ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Revenues:
  Contract services.........................................  $ 766,851   $618,866   $400,981
  Charters, scheduled services and other....................     23,617     18,215     21,257
                                                              ---------   --------   --------
          Total operating revenues..........................    790,468    637,081    422,238
Operating expenses:
  Flight crew salaries and benefits.........................     61,639     48,064     35,549
  Other flight-related expenses.............................     61,181     52,521     34,712
  Maintenance...............................................    148,124    131,189     96,636
  Aircraft and engine rentals...............................     79,134     51,173     14,616
  Fuel and ground handling..................................     25,890     19,545      8,714
  Depreciation and amortization.............................     94,006     78,379     59,082
  Other.....................................................     87,790     68,721     37,080
                                                              ---------   --------   --------
          Total operating expenses..........................    557,764    449,592    286,389
Operating income............................................    232,704    187,489    135,849
Other income (expense):
  Interest income...........................................     28,610     20,006     12,603
  Interest expense..........................................   (123,787)  (108,660)   (74,901)
                                                              ---------   --------   --------
                                                                (95,177)   (88,654)   (62,298)
                                                              ---------   --------   --------
Income before income taxes..................................    137,527     98,835     73,551
Provision for income taxes..................................    (52,268)   (37,556)   (27,334)
                                                              ---------   --------   --------
Income before extraordinary item and cumulative effect of a
  change in accounting principle............................     85,259     61,279     46,217
Extraordinary item:
  Loss from extinguishment of debt, net of applicable tax
     benefit of $3,872......................................         --     (6,593)        --
Cumulative effect of a change in accounting principle, net
  of applicable tax benefit of $850.........................         --     (1,416)        --
                                                              ---------   --------   --------
          Net income........................................  $  85,259   $ 53,270   $ 46,217
                                                              =========   ========   ========
Basic earnings per share (Note 12):
  Income before extraordinary item and cumulative effect of
     a change in accounting principle.......................  $    2.33   $   1.79   $   1.37
  Extraordinary item........................................         --      (0.19)        --
  Cumulative effect of a change in accounting principle.....         --      (0.04)        --
                                                              ---------   --------   --------
  Net income................................................  $    2.33   $   1.56   $   1.37
                                                              =========   ========   ========
  Weighted average common shares............................     36,555     34,245     33,675
                                                              =========   ========   ========
Diluted earnings per share (Note 12):
  Income before extraordinary item and cumulative effect of
     a change in accounting principle.......................  $    2.31   $   1.77   $   1.37
  Extraordinary item........................................         --      (0.19)        --
  Cumulative effect of a change in accounting principle.....         --      (0.04)        --
                                                              ---------   --------   --------
  Net income................................................  $    2.31   $   1.54   $   1.37
                                                              =========   ========   ========
  Weighted average common shares............................     36,947     34,500     33,841
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 12)
                                 (IN THOUSANDS)

                                     COMMON STOCK     ADDITIONAL                         DEFERRED       TOTAL
                                    ---------------    PAID-IN     RETAINED   TREASURY   COMPEN-    STOCKHOLDERS'
                                    SHARES   AMOUNT    CAPITAL     EARNINGS    STOCK      SATION       EQUITY
                                    ------   ------   ----------   --------   --------   --------   -------------
Balance, December 31, 1997........  33,675    $337     $176,141    $ 62,803   $  (452)    $  --       $238,829
  Exercise of stock options,
     including income tax benefits
     of $431......................     145       1        1,990          --        --        --          1,991
  Purchase of Treasury Stock......      --      --           --          --    (4,027)       --         (4,027)
  Issuance of Treasury Stock......      --      --           --        (128)    1,008        --            880
  Net income......................      --      --           --      46,217        --        --         46,217
                                    ------    ----     --------    --------   -------     -----       --------
Balance, December 31, 1998........  33,820     338      178,131     108,892    (3,471)       --        283,890
                                    ------    ----     --------    --------   -------     -----       --------
  Exercise of stock options,
     including income tax benefits
     of $4,220....................     661       7       19,871          --        --        --         19,878
  Purchase of Treasury Stock......      --      --           --          --      (776)       --           (776)
  Issuance of Treasury Stock......      --      --           --          32     1,810        --          1,842
  Deferred
     compensation -- Restricted
     Stock........................      --      --           --          --        --      (404)          (404)
  Net income......................      --      --           --      53,270        --        --         53,270
                                    ------    ----     --------    --------   -------     -----       --------
Balance, December 31, 1999........  34,481     345      198,002     162,194    (2,437)     (404)       357,700
                                    ------    ----     --------    --------   -------     -----       --------
  Sale of Common Stock............   3,465      34      103,447          --        --        --        103,481
  Exercise of stock options,
     including income tax benefits
     of $403......................     282       3        4,008          --        --        --          4,011
  Issuance of Treasury Stock......      --      --           --         267       969        --          1,236
  Deferred
     compensation -- Restricted
     Stock........................      --      --          414          88       102       (85)           519
  Restricted Stock Forfeitures....      --      --           --         (45)     (158)      203             --
  Net income......................      --      --           --      85,259        --        --         85,259
                                    ------    ----     --------    --------   -------     -----       --------
Balance, December 31, 2000........  38,228    $382     $305,871    $247,763   $(1,524)    $(286)      $552,206
                                    ======    ====     ========    ========   =======     =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               2000        1999        1998
                                                             ---------   ---------   ---------
OPERATING ACTIVITIES:
Net income.................................................  $  85,259   $  53,270   $  46,217
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................     94,006      78,379      59,230
  Amortization of debt issuance costs and lease financing
     gains and losses......................................     (2,424)      1,514       4,465
  Net gain on disposition of property and equipment........     (1,594)     (3,586)         --
  Extraordinary loss (gain)................................         --      10,465          --
  Write-off of start-up costs..............................         --       2,266          --
  Deferred tax provision...................................      9,028      32,199       9,020
  Changes in operating assets and liabilities:
     Accounts receivable and other.........................    (47,858)     (6,745)    (30,532)
     Deposits and other....................................    (15,673)       (377)     (1,574)
     Accounts payable and accrued expenses.................     12,907      31,020       8,033
     Income tax payable....................................     31,359      (8,034)      7,880
                                                             ---------   ---------   ---------
          Net cash provided by operating activities........    165,010     190,371     102,739
INVESTING ACTIVITIES:
Purchase of property and equipment.........................   (415,268)   (370,521)   (456,926)
Proceeds from sale of property and equipment...............     13,808      36,000          --
Purchase of investments....................................   (138,286)   (139,368)   (150,516)
Maturity of investments....................................    126,340      20,000     239,964
                                                             ---------   ---------   ---------
          Net cash used in investing activities............   (413,406)   (453,889)   (367,478)
FINANCING ACTIVITIES:
Issuance of Common Stock...................................    107,089      15,658       1,560
Purchase of Treasury Stock.................................         --        (776)     (4,025)
Issuance of Treasury Stock.................................      1,236       1,034         878
Net proceeds from debt issuance and lease financing........    540,814     470,860     775,933
Principal payments on notes payable........................   (226,026)   (339,955)    (89,895)
Debt issuance costs and deferred lease costs...............    (12,599)     (1,325)    (11,419)
                                                             ---------   ---------   ---------
          Net cash provided by financing activities........    410,514     145,496     673,032
                                                             ---------   ---------   ---------
          Net increase (decrease) in cash and cash
            equivalents....................................    162,118    (118,022)    408,293
Cash and cash equivalents at beginning of period...........    331,605     449,627      41,334
                                                             ---------   ---------   ---------
Cash and cash equivalents at end of period.................  $ 493,723   $ 331,605   $ 449,627
                                                             =========   =========   =========

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Property and Equipment

     Owned aircraft are stated at cost. Expenditures for major additions, improvements, flight equipment modifications and certain overhaul and maintenance costs are capitalized. A significant portion of scheduled and unscheduled maintenance is contracted with four maintenance providers under long-term agreements pursuant to which monthly reserve payments are made to the providers based on flight-hours and such amounts are charged to expense currently. Other maintenance and repairs are charged to expense as incurred, except for significant engine overhaul maintenance which is capitalized and charged to expense on a flight-hour basis and C and D checks which are capitalized and amortized over the corresponding life. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts and any gain or loss is reflected in the results of operations. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management evaluates the recorded asset balances, net of accumulated depreciation, for impairment based on the undiscounted future cash flows associated with the asset. Management believes that there have been no events or changes in circumstances which would require review of such recoverability.

  Capitalized Interest

     Interest attributable to funds used to finance the acquisition and modification of aircraft is capitalized as an additional cost of the related aircraft. Interest is capitalized at the Company's weighted average interest rate on long-term debt, or where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the aircraft is placed in service. Capitalized interest was $7,641,000, $21,036,000 and $34,825,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  Debt Issuance Costs

     Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. In January 1999, $2,491,000 of unamortized debt issuance costs were written off as an extraordinary loss recognized upon extinguishment of the 12 1/4% Equipment Notes due 2002. Amortization of debt issuance costs was $5,154,000, $5,231,000 and $5,383,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Cash Equivalents

     All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents, except certain investments in debt securities which are classified as short-term investments.

  Investments

     Investments in debt securities, other than money market funds and certain commercial paper, with a current maturity of less than one year, are considered to be short-term investments. Investments in debt securities with a current maturity of one year or greater are classified as deposits and other in the accompanying balance sheet (see Note 2).

  Earnings per Share

     Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed similar to basic EPS except that the weighted average number of common shares outstanding during the period is adjusted for the incremental shares attributed to outstanding options to purchase common stock. Options to acquire 249,250, 561,000 and 609,750 shares in 2000, 1999 and 1998, respectively, after taking into account the Stock Split (see Note 12), were not included in the computation of diluted EPS because the option price was greater than the average market price of the Company's common stock.

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

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, certificates of deposit, short-term and long-term investments, short-term trade receivables and payables, long-term debt and deferred aircraft obligations. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of long-term debt is estimated based on current rates available for similar debt with similar maturities and security (see Note 3).

  Significant Customers and Concentration of Credit Risk

     For the year ended December 31, 2000, China Airlines Ltd., and Korean Airlines accounted for approximately 22% and 18%, respectively, and no other customer accounted for 10% or more of the Company's total revenues. For the year ended December 31, 1999, China Airlines Ltd. accounted for approximately 26%, and no other customer accounted for 10% or more of the Company's total revenues. For the year ended December 31, 1998, China Airlines Ltd. and Lineas Aereas Suramericanas, S.A. ("LAS") accounted for

                        ATLAS AIR, INC. AND SUBSIDIARIES
approximately 33% and 10% of the Company's total revenues, respectively. Accounts receivable from these principal customers were $38,454,000 and $14,152,000 in the aggregate at December 31, 2000 and 1999, respectively.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

  Supplemental Cash Flow Information

     The aggregate interest payments made by the Company were $141,155,000, $115,521,000 and $100,362,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

     The Company made federal and state income tax payments of approximately $12,494,000, $12,620,000 and $10,374,000 in the years ended December 31, 2000,
1999 and 1998, respectively.

  Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has evaluated the impact of SFAS 133, as amended, on the Company's future earnings and financial position, and has determined that the fair value of its interest rate swap, which does not qualify for hedge accounting under SFAS 133, was a loss of approximately $2.5 million as of January 1, 2001. This amount will be reflected as a cumulative effect of a change in accounting principle for the first quarter 2001.

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

2. INVESTMENTS

     The Company invests excess cash in part in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following table sets forth the aggregate fair

                        ATLAS AIR, INC. AND SUBSIDIARIES
value, gross unrealized holding gains, gross unrealized holding losses, and amortized/accreted cost basis by major security type as of December 31, 2000 and 1999 (in thousands):

                                 AGGREGATE    GROSS UNREALIZED   GROSS UNREALIZED   (AMORTIZATION)
         SECURITY TYPE           FAIR VALUE    HOLDING GAINS      HOLDING LOSSES      ACCRETION
         -------------           ----------   ----------------   ----------------   --------------
DECEMBER 31, 2000:
Included in cash and cash
  equivalents:
  Corporate Bonds..............   $ 22,184          $25                $ --              $  4
  Commercial Paper.............    111,683           --                  31               291
  Taxable Auction Securities...      7,500           --                  --                --
  Municipal Bonds..............      8,850           --                  --                --
  Market Auction Preferreds....    111,325           --                  --                --
                                  --------          ---                ----              ----
          Totals...............   $261,542          $25                $ 31              $295
                                  ========          ===                ====              ====
Included in short-term
  investments:
  U.S. Government Agencies.....   $  6,999          $--                $  1              $ --
  Commercial Paper.............     16,693            1                  --                60
  Corporate Notes..............     15,117           63                  --                (6)
  Corporate Bonds..............      7,100           --                   1                (1)
  Market Auction Preferreds....     16,500           --                  --                --
  Euro Bonds...................      2,233            3                  --                --
                                  --------          ---                ----              ----
          Totals...............   $ 64,642          $67                $  2              $ 53
                                  ========          ===                ====              ====
Included in deposits and other:
  U.S. Government Agencies.....   $  6,002          $ 2                $ --              $  1
  Corporate Notes..............     10,207            8                  --                 2
  Guaranteed Investment
     Contracts.................     41,100           --                  --                --
  Corporate Bonds..............     17,254           --                  71                (8)
  Euro Bonds...................     14,316           30                  --                12
                                  --------          ---                ----              ----
          Totals...............   $ 88,879          $40                $ 71              $  7
                                  ========          ===                ====              ====
DECEMBER 31, 1999:
Included in cash and cash
  equivalents:
  CDs and equivalents..........   $ 20,002          $ 1                $ --              $ --
  Commercial Paper.............     57,296            2                  --                62
  Corporate Bonds..............     42,998           --                  11                51
  Market Auction Preferreds....     98,900           --                   3                --
  Other........................      1,751           --                   3                --
                                  --------          ---                ----              ----
          Totals...............   $220,947          $ 3                $ 17              $113
                                  ========          ===                ====              ====

                        ATLAS AIR, INC. AND SUBSIDIARIES

                                 AGGREGATE    GROSS UNREALIZED   GROSS UNREALIZED   (AMORTIZATION)
         SECURITY TYPE           FAIR VALUE    HOLDING GAINS      HOLDING LOSSES      ACCRETION
         -------------           ----------   ----------------   ----------------   --------------
Included in short-term
  investments:
  Corporate Bonds..............   $ 29,041          $--                $199              $(15)
  Corporate Notes..............     40,306           --                 255               (20)
  Euro Dollar Bonds............     15,034           --                  92                (8)
  Market Auction Preferreds....     17,000           --                  --                --
  U.S. Government Agencies.....     31,953           --                  36                 1
  Other........................      5,362           --                  21                22
                                  --------          ---                ----              ----
          Totals...............   $138,696          $--                $603              $(20)
                                  ========          ===                ====              ====

In addition, accrued interest on cash and cash equivalents, short-term and long-term investments at December 31, 2000 was approximately $1.1 million, $0.6 million and $1.3 million, respectively. Accrued interest on cash and cash equivalents and short-term investments at December 31, 1999 was approximately $1.4 million and $2.3 million, respectively. Interest earned on these investments and related maturities are reinvested in similar securities. Securities included in short-term investments have maturity dates of less than one year.

3. LONG-TERM DEBT

     Long-term debt and current maturities are as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
AFL Term Loan Facility......................................  $       --   $  146,050
AFL II Term Loan Facility...................................          --      146,050
AFL III Term Loan Facility..................................     264,353           --
Aircraft Credit Facility....................................      97,852      135,904
10 3/4% Senior Notes due 2005...............................     137,475      150,000
9 1/4% Senior Notes due 2008................................     152,837      174,794
9 3/8% Senior Notes due 2006................................     147,000      150,000
1998 EETCs..................................................     101,536      107,889
1999 EETCs..................................................     102,613      216,624
Other.......................................................      89,141      121,702
                                                              ----------   ----------
                                                               1,092,807    1,349,013
Current maturities..........................................     (55,018)     (95,929)
                                                              ----------   ----------
Long-term debt, net.........................................  $1,037,789   $1,253,084
                                                              ==========   ==========

     Covenants with respect to the Company's debt instruments require that certain financial ratios be maintained, such as a consolidated fixed charge ratio, a maximum leverage ratio and a minimum interest coverage ratio.

  Aircraft Credit Facility

     In May 1996, the Company entered into a revolving credit facility (the "Aircraft Credit Facility") with Goldman Sachs Credit Partners L.P., as Syndication Agent, and Bankers Trust Company ("BTCo"), as Administrative Agent. This revolving loan facility provides for the acquisition and conversion of flight equipment. In April 2000, the Company amended its Aircraft Credit Facility to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period. With respect to the aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from

                        ATLAS AIR, INC. AND SUBSIDIARIES

March 31, 2003 to March 30, 2005 in the event that permanent financing has not been obtained for such flight equipment financed under the facility. At the time of each borrowing, the Company must select either a Base Rate Loan (prime rate, plus .625%) or a Eurodollar Rate Loan (Eurodollar rate plus 1.625%). The Company selected the Eurodollar Rate Loan for substantially all borrowings in 1999 and 2000. The weighted average interest rate on borrowings outstanding under the Aircraft Credit Facility was 8.64% at December 31, 2000. Each borrowing is secured by a first priority security interest in the collateral flight equipment of that borrowing. Certain tests must be met before each purchase of aircraft and related drawdown on the facility. To date, the Company has met these tests. If in the future, the Company cannot meet all the tests because of the difficult sequencing of aircraft acquisition, aircraft conversion and customer contracts, it believes that other financing sources would be available or that it would acquire aircraft using its internal cash or seek a waiver of any necessary conditions. As of December 31, 2000, the Company had approximately $97.9 million outstanding under the Aircraft Credit Facility.

     Covenants with respect to the Aircraft Credit Facility require specific levels of insurance, as well as contain requirements regarding possession, maintenance, and lease or transfer of the flight equipment. Certain covenants applicable to the Company include, among other restrictions: limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, and leases. The Company is in compliance with all such covenants as of December 31, 2000.

  AFL Term Loan Facility

     In May 1997, the Company formed a wholly-owned subsidiary, Atlas Freighter Leasing, Inc., for the purpose of entering into a $185 million term loan facility (the "AFL Term Loan Facility") to refinance six Boeing 747-200 aircraft previously financed through bank debt. Concurrent with entering into the AFL Term Loan Facility, the proceeds of the AFL Term Loan Facility were used to repay all existing principal and interest due under the bank debt. In April 2000, the Company refinanced all of the aircraft and spare engines financed under the AFL Term Loan Facility into a new $300 million loan facility (see AFL III Term Loan Facility).

  AFL II Term Loan Facility

     In September 1997, the Company formed another wholly-owned subsidiary, Atlas Freighter Leasing II, Inc. for the purpose of entering into a $185 million term loan facility (the "AFL II Term Loan Facility") to refinance four of the aircraft previously financed under the Aircraft Credit Facility, plus nine spare engines, in order to provide the Company with greater financial flexibility in anticipation of the financing requirements for the future acquisition of additional aircraft. In April 2000, the Company refinanced all of the aircraft and spare engines financed under the AFL II Term Loan Facility into a new $300 million loan facility (see AFL III Term Loan Facility).

  AFL III Term Loan Facility

     In April 2000, the Company formed another wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three 747-400 spare engines owned by the Company. As a result of this refinancing, the Company has and will continue to experience lower interest rates and extended repayment terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate, plus 1.62% and plus 2.00%, respectively, at December 31, 2000. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commenced in July 2000 and increase over time to $9.1 million and $6.2 million, respectively, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment

                        ATLAS AIR, INC. AND SUBSIDIARIES
of $37.3 million. In September 2000, the Company entered into a sale-leaseback transaction with respect to one aircraft financed under the AFL III Term Loan Facility, which released the lien on the aircraft and reduced the aggregate amount outstanding under the facility by $22.9 million.

     The AFL III Term Loan Facility is secured by a first priority interest in the nine subject aircraft, plus twelve spare engines, and is restrictive with respect to limitations on: indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates, and the conduct of business. The Company obtained a waiver from the issuer of the AFL III Term Loan Facility on the capital expenditures restriction for the fourth quarter of 2000. The Company is in compliance with all other covenants as of December 31, 2000.

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

     Interest on the 10 3/4% Senior Notes began to accrue from their date of original issuance and is payable semi-annually in arrears on February 1 and August 1 of each year. The 10 3/4% Senior Notes are redeemable, in whole or in part, at the Company's option, at any time, on or after August 1, 2001, initially at 105.375% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after August 1, 2003. In June 2000, the Company completed a common stock offering for net cash proceeds of $104 million, a portion of which was used to repurchase $12.5 million of the 10 3/4% Senior Notes, which reduced the amount outstanding to $137.5 million.

     The 10 3/4% Senior Notes are general unsecured obligations of the Company which rank pari passu in right of payment to any of the Company's existing and future unsecured senior indebtedness. The 10 3/4% Senior Notes are effectively subordinated, however, to all of the Company's secured indebtedness and to all indebtedness of its subsidiaries.

     Covenants with respect to the 10 3/4% Senior Notes contain certain limitations on the Company and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. The Company is in compliance with all such covenants as of December 31, 2000.

  9 1/4% Senior Notes due 2008

     In April 1998, the Company consummated the offering of $175 million of unsecured 9 1/4% Senior Notes due 2008 (the "9 1/4% Senior Notes") at 99.867%. The proceeds of the offering of 9 1/4% Senior Notes were used for general corporate purposes.

     Interest on the 9 1/4% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 9 1/4% Senior Notes are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2003, initially at 104.625% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after April 15, 2006. In addition, at any time prior to April 15, 2001, the Company has the option to redeem up to 35% of the aggregate principal amount of the 9 1/4% Senior Notes originally issued with the net cash proceeds of one or more public equity offerings at 109.25% of their principal amount, plus accrued interest; provided that after any such redemption at least 65% of the aggregate principal amount of 9 1/4% Senior Notes remains outstanding. In June 2000, the

                        ATLAS AIR, INC. AND SUBSIDIARIES

Company completed a common stock offering for net cash proceeds of $104 million, a portion of which was used to repurchase $22.0 million of the 9 1/4% Senior Notes, which reduced the amount outstanding to $153.0 million.

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

     Covenants with respect to the 9 1/4% Senior Notes contain certain limitations on the Company's and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. The Company is in compliance with all such covenants as of December 31, 2000.

  9 3/8% Senior Notes due 2006

     In November 1998, the Company consummated the offering of $150 million of unsecured 9 3/8% Senior Notes due 2006 (the "9 3/8% Senior Notes"). The proceeds of the offering of 9 3/8% Senior Notes were used for general corporate purposes, which included the redemption of the 12 1/4% Equipment Notes due 2002.

     Interest on the 9 3/8% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1999. The 9 3/8% Senior Notes are redeemable at the Company's option, in whole or in part, at any time on or after November 15, 2002, initially at 104.688% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after November 15, 2005. In addition, at any time prior to November 15, 2001, the Company has the option to redeem up to 35% of the aggregate principal amount of the 9 3/8% Senior Notes originally issued with the net cash proceeds of one or more public equity offerings at 109.375% of their principal amount, plus accrued interest; provided that after any such redemption at least 65% of the aggregate principal amount of the 9 3/8% Senior Notes originally issued remains outstanding. In June 2000, the Company completed a common stock offering for net cash proceeds of $104 million, a portion of which was used to repurchase $3.0 million of the 9 3/8% Senior Notes, which reduced the amount outstanding to $147.0 million.

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

     Covenants with respect to the 9 3/8% Senior Notes contain certain limitations on the Company's and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. The Company is in compliance with all such covenants as of December 31, 2000.

  1998 EETCs

     In February 1998, the Company completed an offering of $538.9 million of pass-through certificates, also known as Enhanced Equipment Trust Certificates (the "1998 EETCs"). The 1998 EETCs are not direct obligations of, or guaranteed by, the Company and are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from

                        ATLAS AIR, INC. AND SUBSIDIARIES
the transaction were used to finance (through four leveraged leases and one secured debt financing) the first five new 747-400 freighter aircraft from Boeing delivered to the Company during the period July 1998 through December 1998. In connection with the secured debt financing, the Company took ownership of the aircraft and executed equipment notes in the aggregate amount of $107.9 million with a weighted average interest rate of 7.6%. As of December 31, 2000, the Company had $101.5 million outstanding under the 1998 EETCs.

     In November and December 1997, the Company entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with fluctuations in the interest rates which were the basis for the pricing of the 1998 EETCs in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which is amortized over the approximate twenty-year life associated with this financing.

  1999 EETCs

     In April 1999, the Company completed an offering of $543.6 million of Enhanced Equipment Trust Certificates ("1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and were used to finance, through secured debt financings, the debt portion of the acquisition cost of four new 747-400 freighter aircraft from Boeing. In connection with these secured debt financings, the Company executed equipment notes in the aggregate amount of $325.1 million and $109.9 million in 1999 and 2000, respectively, with weighted average interest rates of 7.6%. Subsequently, the Company entered into sale-leaseback transactions with respect to three of these aircraft, which reduced the aggregate amount of the equipment notes to $102.6 million.

  2000 EETCs

     In January 2000, the Company completed an offering of $217.3 million Enhanced Equipment Trust Certificates (the "2000 EETCs"). The 2000 EETCs are not direct obligations of, or guaranteed by, the Company and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. In the second quarter of 2000, the cash proceeds from the 2000 EETCs transaction were used to finance, through secured debt financing, the debt portion of the acquisition cost of two new 747-400 freighter aircraft, pursuant to the Boeing Purchase Agreement. In connection with these secured debt financings, the Company executed equipment notes in the aggregate amount of $217.3 million, with a weighted average interest rate of 9.0%. Subsequently, the Company entered into sale-leaseback transactions with respect to these aircraft, which fully repaid the outstanding amount of the equipment notes.

  Other

     Other debt primarily consists of separate financings of three of the Company's 747-200 freighter aircraft and a capital lease on a flight simulator (see Note 6). The weighted average interest rate for all other debt at December 31, 2000 was 8.0%, with terms ranging from one to eight years.

  Hedges

     In September 1997, the Company entered into an interest rate swap for the purpose of hedging its floating rate debt. The notional amount of the interest rate swap at inception was $210 million, decreasing over a term of eight years. The Company pays a fixed interest rate of 5.72%, increasing .25% annually, and receives a floating interest rate based on 3-month LIBOR, whereby the net interest settles quarterly. For the quarterly interest period which included December 31, 2000, the notional amount was $140.1 million, the fixed interest rate was 6.47% and the 3-month LIBOR rate was 6.75%. While it is not the intention of the Company to terminate the interest

                        ATLAS AIR, INC. AND SUBSIDIARIES
rate swap, it is estimated that the Company would have had to pay approximately $2.5 million, based on published trading prices, to settle the interest rate swap at December 31, 2000.

  Fair Value of Long-Term Debt

     Based on current rates available for similar debt with similar maturities and security, the fair values of the Aircraft Credit Facility, AFL III Term Loan Facility and Other Debt at December 31, 2000, are estimated to be their carrying values. All of the Senior Notes and the EETCs are publicly traded. Based on published trading prices at December 31, 2000, the fair values of the Senior Notes and the EETCs are estimated to be as follows (in thousands):

                                                            FAIR VALUE
                                                            ----------
10 3/4% Senior Notes......................................   $141,599
9 1/4% Senior Notes.......................................    149,780
9 3/8% Senior Notes.......................................    144,060
1998 EETCs................................................    106,386
1999 EETCs................................................    106,290

  Five Year Debt Maturities

     At December 31, 2000 principal repayments on long-term debt for the next five years were as follows (in thousands):

2001......................................................  $ 55,018
2002......................................................    67,282
2003......................................................    79,836
2004......................................................    82,421
2005......................................................   300,316
Thereafter................................................   507,934

4. DEFERRED AIRCRAFT OBLIGATIONS

     In June 1997, the Company entered into the Boeing Purchase Agreement (see
Note 6) to purchase 10 new 747-400 freighter aircraft, with options to purchase up to 10 additional 747-400 aircraft. The Boeing Purchase Agreement requires the Company to pay pre-delivery deposits in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.00%. Included in other liabilities as of December 31, 2000, was $69.9 million of Deferred Aircraft Obligations at a combined interest rate of 8.76%. The Company settled its Deferred Aircraft Obligations upon delivery of each of the first twelve 747-400 aircraft (including two exercised options), which were delivered in 1998, 1999 and 2000. In October 2000, the Company exercised options for four additional 747-400s to be delivered in 2002. Financing for the twelve aircraft was secured through the 1998 EETCs, 1999 EETCs and the 2000 EETCs. The Company will settle the balance of its Deferred Aircraft Obligations upon delivery of the four aircraft.

5. INCOME TAXES

     The Company has generated approximately $53,364,000 of alternative minimum tax credit carryforwards which are available in subsequent years to reduce its regular tax liability subject to statutory limitations. All tax years of the Company that are statutorily open are subject to examination by the Internal Revenue Service ("IRS"), as well as state and local tax authorities. Currently, the fiscal year ended March 31, 1994, the short year ended December 31, 1994 and the calendar year ended December 31, 1995 are under examination by the IRS.

                        ATLAS AIR, INC. AND SUBSIDIARIES

The Company believes that it has adequately provided for all income tax liabilities and that final resolution of any IRS examination will not have a material effect on its financial position or results of operations.

     The provision for income taxes consisted of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Current:
  Federal...............................................  $41,496   $ 4,370   $18,012
  State and local.......................................    1,744       987       733
Deferred:
  Federal...............................................    8,253    31,363     8,113
  State and local.......................................      775       836       476
                                                          -------   -------   -------
     Provision for income taxes.........................  $52,268   $37,556   $27,334
                                                          =======   =======   =======

     The provisions for income taxes were at rates different from the U.S. federal statutory rate for the following reasons:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Statutory federal income tax provision rate.................  35.00%   35.00%   35.00%
State and local income taxes, net of federal tax benefit....   1.00     1.00     1.00
Nondeductible and other items...............................   2.00     2.00     1.16
                                                              -----    -----    -----
  Effective tax provision rate..............................  38.00%   38.00%   37.16%
                                                              =====    =====    =====

     Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The net deferred income tax liability components are as follows (in thousands):

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........  $250,231   $200,888
Deferred tax assets:
  Tax benefit of net operating loss carryforwards...........        --     55,636
  Alternative minimum tax credits...........................    53,364     29,712
  Deferred lease financing gains and losses.................   118,479     41,292
  Other.....................................................     2,110      6,595
                                                              --------   --------
          Total deferred tax assets.........................   173,953    133,235
                                                              --------   --------
          Net deferred tax liability........................  $ 76,278   $ 67,653
                                                              ========   ========

                        ATLAS AIR, INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES

  Aircraft

     Minimum annual rental commitments under capital leases and noncancelable aircraft operating leases with initial or remaining terms of more than one year:

                                                              CAPITAL   OPERATING
YEARS ENDING DECEMBER 31,                                     LEASES      LEASES
-------------------------                                     -------   ----------
                                                                 (IN THOUSANDS)
2001........................................................  $ 1,423   $  175,308
2002........................................................    1,423      170,677
2003........................................................    1,423      151,911
2004........................................................    1,423      149,564
2005........................................................    1,304      146,205
Thereafter..................................................       --
                                                              -------   ----------
Total minimum lease payments................................    6,996   $2,407,366
Less amounts representing interest..........................   (1,277)
                                                              -------
Present value of future minimum capital lease payments......    5,719
Less current obligations under capital lease................     (981)
                                                              -------
Long-term obligations under capital lease...................  $ 4,738
                                                              =======

     In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

     Capital leased assets cost, accumulated amortization, and capital lease liability balances of $5.8 million, $0.2 million, and $5.7 million, respectively, are included in flight equipment, accumulated depreciation, and current and long-term debt balances, respectively on the Company's consolidated balance sheet as of December 31, 2000.

     Aircraft and engine rentals, including short-term rentals, were $79,134,000, $51,173,000 and $14,616,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

  Boeing Purchase Agreement

     In June 1997, the Company entered into the Boeing Purchase Agreement to purchase 10 new 747-400 freighter aircraft with options for 10 additional aircraft, all to be powered by GE engines. In February 1999, the Company exercised options for two additional aircraft which were delivered in 2000 and in October 2000 the Company exercised options for four additional aircraft for delivery in 2002. As a result of the Company being a large purchaser of 747-400 freighter aircraft, it was able to negotiate from Boeing and GE a significant discount off the aggregate list price for the 16 747-400 freighter aircraft, four installed engines per aircraft and additional spare engines. In addition, the Company obtained certain ancillary products and services at advantageous prices. Due to production problems at Boeing, some of the 1998 delivery positions of the 747-400 aircraft were delayed. The Company was compensated for these delays. In addition, Boeing has agreed to compensate the Company for future delays, if any, in deliveries of the 747-400 aircraft pursuant to the Boeing Purchase Agreement. Any delays in future deliveries of the 747-400 aircraft could adversely impact the Company's ability to initiate service with existing and prospective customers in a timely fashion.

     The Boeing Purchase Agreement requires that the Company pay pre-delivery deposits to Boeing prior to the delivery date of each 747-400 freighter aircraft in order to secure delivery of the 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, the Company expects the maximum total amount of pre-delivery deposits at any time outstanding will be

                        ATLAS AIR, INC. AND SUBSIDIARIES
approximately $162.4 million for the four aircraft to be delivered in 2002. Upon each delivery, Boeing refunds the Company the pre-delivery deposits associated with the delivered 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations -- see Note 4) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of December 31, 2000, there was $69.9 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 8.76%.

  Maintenance Agreements

     Pursuant to a maintenance contract with KLM (the "Maintenance Contract"), as amended, in effect until June 2002, a significant part of the regular maintenance (principally C Checks) for the Company's 747-200 freighter aircraft is undertaken by KLM, primarily at its maintenance base located at Schiphol International Airport in Amsterdam, The Netherlands. KLM supplies engineering and diagnostic testing for each aircraft and its components in compliance with the FAA and other applicable regulations. The Maintenance Contract provides that KLM, subject to certain terms and conditions, will perform repairs and maintenance of the Company's aircraft on the same basis and order of priority as repairs to its own fleet. Such service is provided to the Company at a cost, for which a large part is a fixed rate per flight hour, subject to a 3.5% annual escalation factor for the first five years. Under the terms of the Maintenance Contract, in the event that the Company wishes to maintain more than 12 of its aircraft under such contract, the terms of the contract are subject to adjustment by KLM. More than 12 of the Company's aircraft are currently subject to the Maintenance Contract. In December 1999, the Company entered into a ten-year maintenance agreement with MTU Maintenance Hanover, a subsidiary of Daimler Chrysler Aerospace to provide regular maintenance at a fixed rate per flight hour for 43 engines, the majority of which were previously serviced under the KLM agreement.

     In June 1996, the Company entered into a ten-year engine maintenance agreement with GE for the engine maintenance of up to 15 aircraft powered by CF6-50E2 engines at a fixed rate per flight hour, subject to an annual formula increase. The agreement commenced in the third quarter of 1996 with the acceptance of engines associated with aircraft acquired in the third and fourth quarter of 1996. Effective in the year 2000, the Company has an option to add not less than 40 engines to the program. The Company has not added engines pursuant to this option as of December 31, 2000.

     During the initial 36 month operating period, the 747-400 aircraft's airframe will be covered under manufacturer's warranties. As a result, the Company does not expect to incur significant maintenance expense in connection with the 747-400 airframe during the warranty period. In addition, the 747-400 airframe limited maintenance requirements will provide a higher operational reliability with lower maintenance costs during the early years of operation, typically for at least five years. The Company will incur expenses associated with routine daily maintenance of both the airframe and the engines. In July 1998, the Company entered into an agreement with Lufthansa Technik pursuant to which Lufthansa Technik will provide all required maintenance for its twelve 747-400 aircraft, plus any additional 747-400 aircraft that the Company purchases pursuant to its option in the Boeing Purchase Contract, on a fixed cost per flight hour basis for ten years, subject to an annual escalation adjustment. The Company may terminate the agreement in June 2003. In connection with the GE engine purchase agreement, the Company has also entered into two agreements with GE to provide ongoing maintenance on the 747-400 aircraft engines at a fixed cost per flight hour, subject to an annual escalation adjustment.

  Employment Agreements

     The Company has entered into employment agreements with certain key employees. Such employment agreements provide for, among other things, base annual salary, certain bonuses, the grant of options to purchase common stock of the Company under the 1995 Stock Option Plan (see Note 13), and in certain circumstances relocation and severance benefits.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  FAA Airworthiness Directives

     Under the Federal Aviation Administration's (the "FAA") Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and will be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins which have been converted into Directives by the FAA. All of the Company's Boeing 747-200 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per 747-200 aircraft will range between $2 million and $3 million. Fourteen aircraft in the Company's 747-200 fleet have already undergone the major portion of such modifications. The remaining seven 747-200 aircraft will require modification prior to the year 2009. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

  Legal Proceedings

     In April 1999, the Company received notification from the National Mediation Board ("NMB") that the Atlas crew members voted for representation by the Air Line Pilots Association ("ALPA"). The Company's profit sharing plan (the "Profit Sharing Plan") excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In response to ALPA's claims that such an exclusion violates the Railway Labor Act, on May 6, 1999, the Company filed an action in the United States District Court for the District of Columbia (the "District Court") seeking a declaratory judgment confirming, inter alia, the enforceability of the Profit Sharing Plan's exclusion. On May 10, 1999, ALPA filed a counterclaim in that action, alleging that the exclusion of its members from the Profit Sharing Plan violates the Railway Labor Act, and seeking restoration of profit sharing pay. In October 1999, the District Court entered a summary judgment in favor of the Company, ruling that the Company did not violate the Railway Labor Act when it eliminated crew members' participation in the Profit Sharing Plan following ALPA's certification as the crew members' collective bargaining agent. In addition, the District Court dismissed all other claims in the case. ALPA subsequently filed an appeal of the District Court's decision.

     On November 21, 2000, the United States Court of Appeals for the District of Columbia Circuit issued a decision reversing the earlier decision of the District Court. The Company's petition for a rehearing was denied on February 5, 2001. The Company continues to believe that the exclusion of its pilots from the corporate profit sharing plan was lawful and is considering whether to petition the Supreme Court for review in addition to pursuing all other available legal remedies.

     In March 2000, the Company received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. Subsequent to the initial order, the government of India eliminated the interest charge and reduced the $1.1 million tax assessment. India also requested additional information for subsequent tax years. The Company believes that it is exempt from Indian taxes under a United States/India treaty and intends to contest the assessment vigorously.

     On May 24, 2000, ALPA filed suit against the Company in the Southern District of Florida seeking to enjoin, as a violation of the Railway Labor Act, its establishment of a subsidiary in the United Kingdom to conduct overseas operations out of London Stansted Airport. The Company believes the suit is without merit and intends to vigorously defend the action.

                        ATLAS AIR, INC. AND SUBSIDIARIES

     While the Company is from time to time involved in litigation in the ordinary course of its business, there are no other material legal proceedings pending against the Company or to which any of its property is subject.

7. RELATED PARTY TRANSACTIONS

     A loan of up to $750,000, bearing interest at 5.87%, was extended in June 1996 to one officer for the purpose of constructing a residence. In May 1998, the Company forgave $500,000 of the principal, plus accrued interest. In June 1998 and March 1999, interest-free loans of $100,000 and $65,500, respectively, were extended to an officer of the Company, due on demand, subject to certain conditions and restrictions. In December 1999, the Company extended two interest-free bridge loans of $150,000 and $25,000 to an officer for the purpose of relocating that officer's residence from Colorado to New York, due no later than December 31, 2000. This loan was repaid in full to the Company in January 2001. As of December 31, 2000, the outstanding balance of officer demand loans, including accrued interest, was approximately $685,000.

     In September 2000, the Company terminated an agreement with Mr. Chowdry, the Company's former Chairman of the Board of Directors, President and CEO, which had provided for a sharing of the acquisition and financing costs of the Boeing Business Jet ("BBJ") used to transport Company executives on business trips throughout the world. The effect of the termination agreement was to release Mr. Chowdry from his obligations to share in the acquisition and financing costs of the BBJ in return for Mr. Chowdry's releasing the Company of its obligation to share with Mr. Chowdry the net proceeds, if any, resulting from the disposition of the BBJ (see note 15).

8. ACCOUNTS RECEIVABLE AND OTHER

     The components of accounts receivable and other are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Accounts receivable -- trade................................  $117,002   $88,514
Insurance and vendor claims.................................    12,541     1,463
Spare parts inventory.......................................    11,431     5,954
Employee receivables........................................       685       856
Prepaids and other..........................................    13,449     5,728
Less: Allowance for doubtful accounts.......................    (9,171)   (9,536)
                                                              --------   -------
                                                              $145,937   $92,979
                                                              ========   =======

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Accounts payable -- trade...................................  $ 11,609   $  3,669
Accrued salaries and wages..................................    14,098      9,453
Accrued maintenance.........................................    35,899     36,917
Accrued interest............................................    25,030     34,757
Loss reserves...............................................       400      1,519
Deferred charges............................................    22,047     19,562
Accrued expenses............................................    19,811     25,971
Other.......................................................     6,393      8,081
                                                              --------   --------
                                                              $135,287   $139,929
                                                              ========   ========

                        ATLAS AIR, INC. AND SUBSIDIARIES

10. SAVINGS AND RETIREMENT PLAN

     The Company implemented a 401(k) Retirement Plan (the "Plan") in June 1994, under which eligible employees may contribute up to 15% of their total pay. The Plan covers substantially all employees. Effective May 1, 1996, the Plan was amended to provide for Company contributions equal to 50% of the first 10% of contributions made by employees, for which the Company incurred an expense of $2,881,000, $2,262,000 and $1,636,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

11. BUSINESS SEGMENTS

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

     Foreign sales accounted for 99%, 99% and 96% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. All foreign sales were U.S. dollar denominated.

12. STOCKHOLDERS' EQUITY

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

13. STOCK-BASED COMPENSATION PLANS

  Employee Stock Purchase Plan

     In 1995, the Company established an Employee Stock Purchase Plan (the "Stock Purchase Plan"). Employees eligible to participate in the Stock Purchase Plan are those who have completed at least one year of employment with the Company, but excluding employees whose customary employment is not more than five months in any calendar year or 20 hours or less per week. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors of the Company which determines the terms and conditions under which shares are offered and corresponding options granted under the Stock Purchase Plan for any

                        ATLAS AIR, INC. AND SUBSIDIARIES

Purchase Period, as defined in the Stock Purchase Plan. Employees may contribute up to 15% of their gross base compensation subject to certain limitations. The price per share at which the common stock is purchased pursuant to the Stock Purchase Plan is the lesser of 85% of the fair market value of the common stock on the first or last day of the applicable Purchase Period. The maximum number of shares of common stock which may be issued on the exercise of options purchased under the Stock Purchase Plan is 1,500,000 shares. As of December 31, 2000, 206,238 shares were issued at a weighted average cost of $18.20 to 198 employees who have participated in the Stock Purchase Plan.

  1995 Stock Option Plan

     In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), whereby employees may be granted options, incentive stock options, share appreciation rights, and restricted shares. The portion of the 1995 Plan applicable to employees is administered by the Compensation Committee of the Board of Directors of the Company which also establishes the terms of the awards. The 1995 Plan also provides for certain automatic grants of nonqualified stock options to non-employee directors which become exercisable on the date of grant and expire on the tenth anniversary of the date of grant. Originally, an aggregate of 2,700,000 shares were reserved for issuance in connection with awards and director's options under the 1995 Plan. Following shareholder approval, an additional 450,000 shares were reserved in 1997, an additional 750,000 shares were reserved in 1998 and an additional 2,800,000 shares were reserved in 2000. In February 2000 the Board of Directors granted a total of 24,050 restricted shares, to officers of the Company as a portion of the 1999 annual officer bonus. These restricted shares are subject to forfeiture upon termination of employment with the Company prior to their vesting date of December 31, 2001. Upon grant of the restricted shares, the Company recorded deferred compensation of $0.6 million, which is being amortized to operations over the vesting period.

  Director Stock Plan

     In August 1996, the Company established the Director Stock Plan (the "Director Plan"), which provides the Company's non-employee directors the option to receive all or a portion of their quarterly remuneration in common stock instead of cash. The Director Plan was amended in February 1998 such that the first 25% of their quarterly remuneration must be received in the form of the Company's common stock. The number of shares received is determined by dividing the average price on the date of the first Board meeting of that quarter into the amount of compensation earned for the quarter which the non-employee director chooses not to receive in cash. The effective date of the Director Plan was January 1, 1997. As of December 31, 2000, 21,405 shares were issued to five directors who have participated in the Director Plan.

  Statement of Financial Accounting Standards No. 123

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; accordingly, for purposes of the pro forma disclosures presented

                        ATLAS AIR, INC. AND SUBSIDIARIES
below, the Company has computed the fair value of all options granted during 2000, 1999 and 1998, using the Black-Scholes pricing model and the following weighted average assumptions:

ASSUMPTIONS -- 1995 PLAN                                     2000      1999      1998
------------------------                                    -------   -------   -------
Risk-free interest rates..................................  6.16%     5.84%     5.54%
Expected dividend yields..................................  --        --        --
Expected lives............................................  5 years   5 years   5 years
Expected volatility.......................................  58.11%    56.80%    59.79%

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's pro forma net income and pro forma net income per common share would have been reported as follows:

                                                            2000      1999      1998
                                                           -------   -------   -------
Net income (in thousands):.................  As Reported   $85,259   $53,270   $46,217
                                             Pro Forma     $80,263    49,804    43,136
Net income per common share (basic EPS):...  As Reported      2.33      1.56      1.37
                                             Pro Forma        2.20      1.45      1.28
Net income per common share (diluted
  EPS):....................................  As Reported      2.31      1.54      1.37
                                             Pro Forma        2.17      1.44      1.27

     A summary of stock option activity for the years ended December 31, 2000, 1999 and 1998 is presented in the table below:

                                       2000                          1999                          1998
                            ---------------------------   ---------------------------   ---------------------------
                                            WEIGHTED                      WEIGHTED                      WEIGHTED
                                            AVERAGE                       AVERAGE                       AVERAGE
                              SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                            ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning
  of year.................   2,023,131       $22.45        2,392,122       $22.07        1,168,662       $19.62
Granted...................     920,250        33.68          480,000        26.98        1,368,000        22.97
Exercised.................    (281,811)       12.80         (661,487)       23.70         (144,540)       10.81
Forfeited.................    (198,438)       25.03         (187,504)       24.73               --           --
                            ----------                    ----------                    ----------
Outstanding at end of
  year....................   2,463,132        27.55        2,023,131        22.45        2,392,122        22.07
                            ==========                    ==========                    ==========
Exercisable at end of
  year....................     996,192        24.03          540,131        16.04          943,122        20.55
Weighted average fair
  value of options
  granted.................  $    18.91                    $    15.01                    $    13.03

     The following table summarizes information with regard to the options outstanding at December 31, 2000:

                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  ------------------------------------   ----------------------
                                                 WEIGHTED
                                                  AVERAGE     WEIGHTED                 WEIGHTED
                                                 REMAINING    AVERAGE                  AVERAGE
            RANGE OF                NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
        EXERCISE PRICES           OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
        ---------------           -----------   -----------   --------   -----------   --------
$10.67 -- 16.00.................       4,500     5.5 years     $12.45        4,500      $12.45
 16.31 -- 24.44.................   1,033,920     6.8 years      22.50      703,170       21.97
 24.78 -- 33.83.................     819,212     8.7 years      27.30      215,772       26.80
 34.00 -- 37.58.................     399,000    12.0 years      34.79       57,750       34.09
 38.44 -- 45.22.................     206,500     9.6 years      40.12       15,000       45.22
                                   ---------                               -------
                                   2,463,132     8.1 years      27.47      996,192       24.03
                                   =========                               =======

                        ATLAS AIR, INC. AND SUBSIDIARIES

14. PROFIT SHARING PLAN

     Employees who have been employed by the Company for at least twelve months as full-time employees are eligible to participate in the Company's Profit Sharing Plan, which was adopted in 1994. The Profit Sharing Plan provides for payments to eligible employees in semiannual distributions based on the Company's pretax profits. The Company is obligated to make an annual profit sharing contribution of ten percent of the Company's pretax profits, which is defined as net income before taxes, but excluding (i) any income or loss related to charges or credits for unusual or infrequently occurring items or related to intangible assets, and (ii) extraordinary items. Annual profit sharing contributions may be in the form of cash or common stock of the Company. The Profit Sharing Plan excludes from the category of eligible employees, those employees who have been certified by the NMB for representation. In April 1999, the Company received notification from the NMB that its crew members voted for representation by ALPA. Subsequently, the Company eliminated crew members' participation in the Profit Sharing Plan based on ALPA's certification as the crew members' collective bargaining agent. For the years 2000, 1999 and 1998, beginning with an employee's thirteenth month of employment, an employee is entitled to receive a guaranteed profit sharing payment of 10% of salary, except for captains, who received a guarantee of 20% prior to their ineligibility to participate in the Profit Sharing Plan. The expense for the Profit Sharing Plan for the years ended December 31, 2000, 1999 and 1998 was $5,290,000, $4,488,000
and $8,061,000, respectively.

15. SUBSEQUENT EVENTS

     In January 2001, the Company completed the sale of one non-standard 747-200 aircraft to a third party. Proceeds from the sale were used to retire the remaining debt on the aircraft.

     On January 24, 2001 a private jet piloted by Michael A. Chowdry, the Company's Chairman of the Board of Directors, President, and CEO, crashed resulting in his death and the death of a passenger. Brian Rowe, a member of its Board of Directors, succeeded Mr. Chowdry as Chairman. Linda Chowdry filled the vacancy on the Board created by the death of her husband. Richard H. Shuyler, who was formerly Executive Vice President, and was the acting CEO, has been named Chief Executive Officer, and James T. Matheny, who was Executive Vice President of Operations, has been named President and Chief Operating Officer. Together, the four will operate as an executive committee that will oversee the management and ongoing strategy of the Company.

     In February 2001, the Company announced the election of Stephen A. Greene to its Board of Directors. Mr. Greene is a senior partner with Cahill Gordon & Reindel, a New York based law firm which has represented the Company since it was founded in 1992.

     In February 2001, the Company announced the formation of a holding company, Atlas Air Worldwide Holdings, Inc. Atlas Air, Inc. has become a wholly owned subsidiary of the new entity. The holding company restructuring was accomplished through a merger under Section 251(g) of the Delaware General Corporation Law pursuant to which all stockholders of Atlas Air, Inc. at the effective time of the merger became stockholders of the new holding company. The new holding company trades under the same NYSE symbol "CGO," with the same CUSIP numbers Atlas Air traded under previously. The charter and by-laws of the new holding company are substantially the same as the charter and by-laws of Atlas Air and the directors of the holding company are the same as the current directors of Atlas Air.

     In February 2001, the Company announced the filing of a shelf registration statement with the U.S. Securities and Exchange Commission for up to $600 million in debt securities and pass through certificates. The Company expects to use the proceeds from the shelf offering for general corporate purposes, including debt repayment, capital spending, buying back common stock, and acquisitions.

                        ATLAS AIR, INC. AND SUBSIDIARIES

16. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              INCOME BEFORE
                                                              EXTRAORDINARY                  INCOME BEFORE
                                                                ITEM AND                  EXTRAORDINARY ITEM
                                                               CUMULATIVE                AND CUMULATIVE EFFECT
                                                               EFFECT OF A                  OF A CHANGE IN
                                                  INCOME        CHANGE IN                ACCOUNTING PRINCIPLE     NET INCOME
                                   OPERATING      BEFORE       ACCOUNTING       NET     -----------------------   ----------
                        REVENUE     INCOME     INCOME TAXES     PRINCIPLE     INCOME    BASIC EPS   DILUTED EPS   BASIC EPS
                        --------   ---------   ------------   -------------   -------   ---------   -----------   ---------
                                                                                           (1)          (1)          (1)
2000
 First Quarter........  $166,412    $43,176      $19,397         $12,019      $12,019     $.35         $.35         $.35
 Second Quarter.......   191,783     58,400       30,666          19,013       19,013      .53          .53          .53
 Third Quarter........   208,611     61,970       37,213          23,072       23,072      .61          .60          .61
 Fourth Quarter.......   223,662     69,158       50,251          31,155       31,155      .82          .81          .82
1999
 First Quarter........  $137,839    $36,707      $16,393         $10,246      $ 2,237     $.30         $.30         $.07
 Second Quarter.......   138,568     41,107       21,232          13,270       13,270      .39          .38          .39
 Third Quarter........   161,896     48,169       22,549          14,093       14,093      .41          .41          .41
 Fourth Quarter.......   198,778     61,506       38,661          23,670       23,670      .69          .69          .69


                        NET INCOME
                        -----------
                        DILUTED EPS
                        -----------
                            (1)
2000
 First Quarter........     $.35
 Second Quarter.......      .53
 Third Quarter........      .60
 Fourth Quarter.......      .81
1999
 First Quarter........     $.07
 Second Quarter.......      .38
 Third Quarter........      .41
 Fourth Quarter.......      .69

---------------

(1) As restated to reflect the Stock Split.