Form 10-Q
period 2001-03-31
ATLAS AIR INC; ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2001-05-15
CIK 941552, 1135185

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                         COMMISSION FILE NUMBER 0-25732

   ATLAS AIR WORLDWIDE
      HOLDINGS, INC.            ATLAS AIR, INC.
(Exact name of registrant  (Exact name of registrant
   as specified in its        as specified in its
         charter)                   charter)

         DELAWARE                   DELAWARE
     (State or other            (State or other
     jurisdiction of            jurisdiction of
     incorporation or           incorporation or
      organization)              organization)

        13-4146982                 84-1207329
      (IRS Employer              (IRS Employer
   Identification No.)        Identification No.)

  2000 WESTCHESTER AVE.,     2000 WESTCHESTER AVE.,
    PURCHASE, NY 10577         PURCHASE, NY 10577
  (Address of principal      (Address of principal
 executive offices) (Zip    executive offices) (Zip
          Code)                      Code)

      (914) 701-8000             (914) 701-8000
 (Registrant's telephone    (Registrant's telephone
         number,                    number,
   including area code)       including area code)

     This combined Form 10-Q is separately filed by Atlas Air Worldwide Holdings, Inc. and Atlas Air, Inc. Information contained herein relating to any individual registrant is filed by such registrant on its behalf. No registrant makes any representation as to information relating to any other registrant.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

     As of May 10, 2001 Atlas Air Worldwide Holdings, Inc. had 38,227,922 shares of $.01 par value Common Stock outstanding.

     As of May 10, 2001 Atlas Air , Inc. had 100 shares of $.01 par value Common Stock outstanding. All shares are held by Atlas Air Worldwide Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
  Item    Consolidated Financial Statements
     1.
          Consolidated Balance Sheets --
               March 31, 2001 and December 31, 2000...................    3
          Consolidated Statements of Operations --
               Three Months Ended March 31, 2001 and 2000.............    4
          Consolidated Statements of Cash Flows --
               Three Months Ended March 31, 2001 and 2000.............    5
          Notes to Consolidated Financial Statements..................    6
  Item    Management's Discussion and Analysis of Financial Condition
     2.        and Results of Operations..............................   10
  Item    Quantitative and Qualitative Disclosures About Market
     3.        Risk...................................................   16
PART II.  OTHER INFORMATION
  Item    Legal Proceedings...........................................   17
     1.
  Item    Exhibits and Reports on Form 8-K............................   17
     6.
          Signatures..................................................   18

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $  333,840     $  493,723
  Short-term investments....................................      59,956         65,269
  Accounts receivable and other, net........................     125,117        145,937
                                                              ----------     ----------
          Total current assets..............................     518,913        704,929
Property and equipment:
  Flight equipment..........................................   1,584,958      1,537,047
  Other.....................................................      45,955         43,815
                                                              ----------     ----------
                                                               1,630,913      1,580,862
  Less accumulated depreciation.............................    (261,940)      (245,976)
                                                              ----------     ----------
          Net property and equipment........................   1,368,973      1,334,886
Other assets:
  Debt issuance costs, net of accumulated amortization of
     $17,284 and $16,255, respectively......................      23,513         24,540
  Deposits and other........................................     114,386        109,702
                                                              ----------     ----------
          Total assets......................................  $2,025,785     $2,174,057
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $   56,391     $   55,018
  Accounts payable and accrued liabilities..................      60,746        135,287
  Income tax payable........................................       3,000         31,359
                                                              ----------     ----------
          Total current liabilities.........................     120,137        221,664
Long-term debt, net of current portion......................     981,800      1,037,789
Other liabilities...........................................     310,038        286,120
Deferred income taxes.......................................      62,779         76,278
Stockholders' equity:
  Preferred Stock, $1 par value; 10,000,000 shares
     authorized; no shares issued...........................          --             --
  Common Stock, $0.01 par value; 50,000,000 shares
     authorized; 38,227,757 shares issued...................         382            382
  Additional paid-in capital................................     305,871        305,871
  Retained earnings.........................................     246,526        247,763
  Deferred compensation -- Restricted Stock.................      (1,397)          (286)
  Treasury Stock, at cost; 9,098 and 60,824 shares,
     respectively...........................................        (351)        (1,524)
                                                              ----------     ----------
          Total stockholders' equity........................     551,031        552,206
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $2,025,785     $2,174,057
                                                              ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Contract services.........................................  $160,648   $163,576
  Charters, scheduled services and other....................    19,664      2,836
                                                              --------   --------
          Total operating revenues..........................   180,312    166,412
Operating expenses:
  Flight crew salaries and benefits.........................    15,840     14,182
  Other flight-related expenses.............................    11,673     13,985
  Maintenance...............................................    29,408     33,645
  Aircraft and engine rentals...............................    31,386     16,956
  Fuel and ground handling..................................     5,745      5,247
  Depreciation and amortization.............................    20,186     22,738
  Other.....................................................    27,894     16,483
  Profit sharing settlement expense.........................    22,815         --
                                                              --------   --------
          Total operating expenses..........................   164,947    123,236
Operating income............................................    15,365     43,176
Other income (expense):
  Interest income...........................................     7,634      6,208
  Interest expense..........................................   (22,514)   (29,987)
  SFAS 133 fair value adjustment of interest rate swap......    (2,061)        --
                                                              --------   --------
                                                               (16,941)   (23,779)
                                                              --------   --------
Income (loss) before income taxes and cumulative effect of a
  change in accounting principle............................    (1,576)    19,397
Income tax benefit (expense)................................     1,583     (7,378)
                                                              --------   --------
Income before cumulative effect of a change in accounting
  principle.................................................  $      7   $ 12,019
                                                              --------   --------

Cumulative effect of a change in accounting principle, net
  of applicable tax benefit of $933.........................    (1,589)        --
                                                              --------   --------
Net income (loss)...........................................  $ (1,582)  $ 12,019
                                                              ========   ========
Basic earnings per share:
  Income before cumulative effect of a change in accounting
     principle..............................................  $   0.00   $   0.35
  Cumulative effect of a change in accounting principle.....     (0.04)        --
                                                              --------   --------
  Net income................................................  $  (0.04)  $   0.35
                                                              ========   ========
  Weighted average common shares............................    38,125     34,418
                                                              ========   ========
Diluted earnings per share:
  Income before cumulative effect of a change in accounting
     principle..............................................  $   0.00   $   0.35
  Cumulative effect of a change in accounting principle.....     (0.04)        --
                                                              --------   --------
  Net income................................................  $  (0.04)  $   0.35
                                                              ========   ========
  Weighted average common shares............................    38,435     34,608
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
OPERATING ACTIVITIES:
Net income..................................................  $  (1,582)  $  12,019
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................     20,186      22,738
  Amortization of debt issuance costs and lease financing
     gains and losses.......................................     (2,513)        310
  Adoption of SFAS 133; and disposition of property and
     equipment..............................................    (10,346)         --
  Deferred income taxes.....................................    (13,499)      7,184
  Changes in operating assets and liabilities:
     Accounts receivable and other..........................     20,820      (7,270)
     Deposits and other.....................................       (423)       (337)
     Accounts payable and accrued expenses..................    (76,318)    (27,568)
     Income tax payable.....................................    (28,359)         --
                                                              ---------   ---------
          Net cash (used in) provided by operating
            activities......................................    (92,034)      7,076
INVESTING ACTIVITIES:
Purchase of property and equipment..........................    (66,291)   (103,611)
Proceeds from sale of property and equipment................     53,887          --
Purchase of investments.....................................    (37,021)    (13,273)
Maturity of investments.....................................     37,573      17,564
                                                              ---------   ---------
          Net cash used in investing activities.............    (11,852)    (99,320)
FINANCING ACTIVITIES:
Issuance of Common Stock....................................         --         954
Purchase of Treasury Stock..................................         --          --
Issuance of Treasury Stock..................................        407         248
Net proceeds from debt issuance and lease financing.........         --      73,133
Principal payments on notes payable.........................    (54,616)    (31,803)
Cash restricted for letter of credit........................         --     (25,001)
Debt issuance costs and deferred lease costs................     (1,788)     (3,981)
                                                              ---------   ---------
          Net cash (used in) provided by financing
            activities......................................    (55,997)     13,550
                                                              ---------   ---------
Net decrease in cash........................................   (159,883)    (78,694)
Cash and cash equivalents at beginning of period............    493,723     331,605
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 333,840   $ 252,911
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air Worldwide Holdings, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Atlas") as of March 31, 2001 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 2000 audited financial statements included in Atlas Air Inc.'s Annual Report on Form 10-K.

     Separate financial statements for Atlas Air, Inc. have not been included since they are identical to the consolidated financial statements of Atlas Air Worldwide Holdings, Inc.

2. RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of this Interpretation has not had a material impact on the Company's financial position or operating results.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities," which revises standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

4. INVESTMENTS

     The Company invests excess cash in part in various held-to-maturity securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. The following tables set forth

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES the aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized/ accreted cost basis by major security type as of March 31, 2001 and December 31, 2000 (in thousands):

                                 AGGREGATE    GROSS UNREALIZED   GROSS UNREALIZED   (AMORTIZATION)
SECURITY TYPE                    FAIR VALUE    HOLDING GAINS      HOLDING LOSSES      ACCRETION
-------------                    ----------   ----------------   ----------------   --------------
MARCH 31, 2001:
Included in cash and cash
  equivalents:
  Corporate Bonds..............   $ 17,511          $  1               $--              $ 104
  Commercial Paper.............     93,453            --                 4               (167)
  Taxable Auction Securities...     10,500            --                --                 --
  Municipal Bonds..............    118,250            --                --                 --
  US Government Agencies.......     13,437            --                --                (63)
  Market Auction Preferreds....     13,700            --                --                 --
                                  --------          ----               ---              -----
          Totals...............   $266,851          $  1               $ 4              $(126)
                                  ========          ====               ===              =====
Included in short-term
  investments:
  US Government Agencies.......   $ 17,355          $ --               $ 3              $(143)
  Commercial Paper.............     11,968             8                --                (63)
  Corporate Notes..............      3,330            79                --                (12)
  Corporate Bonds..............      4,328            10                --                550
  Market Auction Preferreds....     16,500            --                --                 --
  Asset Backed.................      3,901             2                --                 (1)
  Euro Bonds...................      2,252            22                --                147
                                  --------          ----               ---              -----
          Totals...............   $ 59,634          $121               $ 3              $ 478
                                  ========          ====               ===              =====
Included in deposits and other:
  Corporate Notes..............   $  1,812          $ 26               $--              $  --
  Corporate Bonds..............     23,909            85                --                 --
  Euro Bonds...................     26,075            64                --                 --
                                  --------          ----               ---              -----
          Totals...............   $ 51,796          $175               $--              $  --
                                  ========          ====               ===              =====
DECEMBER 31, 2000:
Included in cash and cash
  equivalents:
  Corporate Bonds..............   $ 22,184          $ 25               $--              $   4
  Commercial Paper.............    111,683            --                31                291
  Taxable Auction Securities...      7,500            --                --                 --
  Municipal Bonds..............      8,850            --                --                 --
  Market Auction Preferreds....    111,325            --                --                 --
                                  --------          ----               ---              -----
          Totals...............   $261,542          $ 25               $31              $ 295
                                  ========          ====               ===              =====
Included in short-term
  investments:
  US Government Agencies.......   $  6,999          $ --               $ 1              $  --
  Commercial Paper.............     16,693             1                --                 60
  Corporate Notes..............     15,117            63                --                 (6)
  Corporate Bonds..............      7,100            --                 1                 (1)
  Market Auction Preferreds....     16,500            --                --                 --
  Euro Bonds...................      2,233             3                --                 --
                                  --------          ----               ---              -----
          Totals...............   $ 64,642          $ 67               $ 2              $  53
                                  ========          ====               ===              =====

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                                 AGGREGATE    GROSS UNREALIZED   GROSS UNREALIZED   (AMORTIZATION)
SECURITY TYPE                    FAIR VALUE    HOLDING GAINS      HOLDING LOSSES      ACCRETION
-------------                    ----------   ----------------   ----------------   --------------
Included in deposits and other:
  US Government Agencies.......   $  6,002          $  2               $--              $   1
  Corporate Notes..............     10,207             8                --                  2
  Guaranteed Investment
     Contracts.................     41,100            --                --                 --
  Corporate Bonds..............     17,254            --                71                 (8)
  Euro Bonds...................     14,316            30                --                 12
                                  --------          ----               ---              -----
          Totals...............   $ 88,879          $ 40               $71              $   7
                                  ========          ====               ===              =====

     In addition, accrued interest on cash and cash equivalents, short-term and long-term investments at March 31, 2001 was approximately $0.8 million, $0.4 million and $1.6 million, respectively. Accrued interest on cash and cash equivalents, short-term and long-term investments at December 31, 2000 was approximately $1.1 million, $0.6 million and $1.3 million, respectively. Interest earned on these investments and related maturities is reinvested in similar securities. Securities included in short-term investments have maturity dates of less than one year.

5. COMMITMENTS AND CONTINGENCIES

     In October 2000, the Company exercised options under the Boeing Purchase Agreement for four additional 747-400's to be delivered in 2002. Advance payments for all aircraft will approximate $61.1 million during the remainder of 2001. The Company plans to use internally generated funds together with general Company financings and aircraft financing to fund the remaining costs of these aircraft.

     In March 2000, Atlas Air, Inc. received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. Subsequent to the initial order, the government of India eliminated the interest charge and reduced the $1.1 million tax assessment. India also requested additional information for subsequent tax years. The Company believes that it is exempt from Indian taxes under a United States/India treaty and has been contesting the assessment vigorously.

     On May 24, 2000, ALPA filed suit against Atlas Air, Inc. in the Southern District of Florida seeking to enjoin, as a violation of the Railway Labor Act, its establishment of a subsidiary in the United Kingdom to conduct overseas operations out of London Stansted Airport. The Company believes the suit is without merit and intends to vigorously defend the action.

6. PER SHARE AMOUNTS

     Basic earnings per share were computed by dividing net income before cumulative effect by the weighted-average number of shares of common stock outstanding during the year. In addition, diluted earnings per share amounts include potential common shares including restricted stock and options granted under the Company's annual and long-term incentive plans using the treasury stock method unless the result would be anti-dilutive.

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of a change in accounting principle (in thousands, except for per share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Earnings Attributable to Common Stockholders
  Income before cumulative effect of a change in accounting
     principle..............................................  $     7    $12,019
Shares
  Weighted average shares outstanding (Basic)...............   38,125     34,418
  Employee options and shares...............................    3,017      2,079
  Assumed treasury shares purchased.........................   (1,990)    (1,480)
                                                              -------    -------
  Dilutive potential common shares..........................   39,152     35,017
  Weighted average shares outstanding (Diluted).............   38,435     34,608
Earnings Per Share (before cumulative effect)
  Basic.....................................................  $  0.00    $  0.35
  Diluted...................................................  $  0.00    $  0.35

7. SUBSEQUENT EVENTS

     In April 2001, Atlas Air, Inc. reached an agreement with ALPA regarding crew member's profit sharing. All profit sharing for crew members has been restored retroactive to April 1999, and is reflected in the first quarter financial results. The settlement includes 2001 amounts.

     In April 2001, the Company announced that it has become a minority investor in a new United Kingdom-based cargo airline, known as Global Supply Systems, Limited (Global). The Company will initially provide ACMI leases of Boeing 747 freighter aircraft to airlines in the United Kingdom.

     In May 2001, the Company announced that it will be enacting cost reduction measures designed to respond to the current economic environment and the corresponding reduction in air cargo demand. In response to weaker demand, the Company will furlough 105 of its crewmembers.

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

     The aircraft acquisitions and lease arrangements are described in Note 6 of Atlas Air Inc.'s December 31, 2000 consolidated financial statements included in the annual report on form 10-K. The timing of when an aircraft enters our fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period. In addition, the number of aircraft utilized from period to period as spare or maintenance back-up aircraft may also cause quarterly results to vary.

     The table below sets forth selected financial and operating data for the first quarter of 2001 and 2000 (dollars in thousands).

                                                                 2001          2000
                                                              1ST QUARTER   1ST QUARTER
                                                              -----------   -----------
Total operating revenues....................................  $  180,312    $  166,412
Operating expenses..........................................     142,132       123,236
Operating income............................................      38,180        43,176
Other income (expense)......................................     (16,941)      (23,779)
Net income..................................................      12,792(1)     12,019
Block hours.................................................      29,776        29,193
Average aircraft operated...................................        34.2          30.5
Operating margin............................................        21.2%         25.9%

---------------

(1) Net income is after cumulative effect of a change in accounting principle.
    Note: 2001 results exclude the charge for profit sharing settlement in the first quarter.

OPERATING REVENUES AND RESULTS OF OPERATIONS

     Total operating revenues for the quarter ended March 31, 2001 increased to $180.3 million from $166.4 million for the same period in 2000, or approximately 8%. The average number of aircraft in our fleet during the first quarter of 2001 was 34.2 compared to 30.5 during the same period in 2000. Total block hours for the first quarter of 2001 were 29,776 compared to 29,193 for the same period in 2000, an increase of approximately 2%.

     Operating revenue per block hour increased by approximately 6% to $6,056 for the first quarter of 2001 compared to $5,700 for the first quarter of 2000. Contract service revenue was $5,395 per block hour for the first quarter of 2001 compared to $5,603 per block hour during the first quarter 2000. The change in rate was caused in part by a change in block hour mix (and the associated shift in revenues) from contract revenue to charter and scheduled service revenue during first quarter of 2001. Charter, scheduled service and other revenue was $661 per block hour during the first quarter of 2001 compared to $97 per block hour for the same period in 2000, including in large part gains from the disposition of certain property and equipment.

     Excluding the expense recorded for settlement associated with the profit sharing plan, our operating results decreased by approximately 12% from a $43.2 million operating profit for the first quarter of 2000 to an operating profit of $38.2 million for the first quarter of 2001. Results of operations were impacted by the change in our fleet mix from owned to leased aircraft, and the resulting shift from interest expense to operating expense, coupled with higher flight crew salaries and benefits, higher fuel and ground handling expenses, and higher other expenses period over period.

     In the first quarter of 2001, we recorded a one-time charge of approximately $1.6 million, net of applicable tax benefit of approximately $.9 million, associated with the recording of the fair value of an interest rate swap in accordance with our adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." Also, as a result of SFAS 133 adoption, we recorded a non-cash, pre-tax charge of $2.1 million for changes in the fair value of our derivative instrument.

     Excluding all of the accounting changes associated with SFAS 133 implementation and the impact of the profit sharing plan settlement, net income for the first quarter of 2001 increased by 32%, to $15.7 million, compared to net income of $12.0 million for the first quarter of 2000. Excluding only the one-time charge, our net income was $7.0 thousand for the first quarter of 2001.

OPERATING EXPENSES

     Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs for non-ACMI contract services; ground handling; depreciation and amortization; and other expenses.

     Flight crew salaries and benefits include all such current expenses for our pilot work force. Flight crew salaries and benefits increased to $15.8 million in the first quarter of 2001 compared to $14.2 million in 2000, primarily due to the increase in the number of aircraft in our fleet and aircraft block hours. While actual expense increased by approximately 12% quarter over quarter, on a block hour basis this expense increased by approximately 10% to $532 per hour for the first quarter of 2001 from $486 per hour for the same period in 2000. The reinstatement of pilot profit sharing takes effect in the second quarter of 2001, and will be reflected in this expense category.

     In the first quarter of 2001 we recognized $22.8 million related to the profit sharing settlement, which restored profit sharing payments to flight crew members retroactive to April 1999. The settlement includes 2001 amounts.

     Other flight-related expenses include hull and liability insurance on our aircraft, crew travel and meal expenses, initial upgrade and recurrent crew training costs and other expenses necessary to conduct our flight operations, such as communication and navigation fees.

     Other flight-related expenses decreased to $11.7 million in the first quarter of 2001 from $14.0 million in the first quarter of 2000, or approximately 17%. On a block hour basis, other flight-related expenses decreased approximately 18% to $392 per block hour for the first quarter of 2001 from $479 per block hour for the same period in 2000. This decrease was primarily due to improvements in crew travel and crew basing strategies, and reduced initial crew training costs compared to the prior period.

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

     Maintenance expense decreased to $29.4 million in the first quarter of 2001 from $33.6 million in the same period of 2000, or approximately 13%. On a block hour basis, maintenance expense decreased by approximately 14% to $988 per block hour in the first quarter of 2001 from $1,153 per block hour in the first quarter of 2000, primarily reflecting improvements in maintenance agreement rates, and a shift in fleet mix toward new 747-400 aircraft that have lower associated maintenance costs.

     Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

     Aircraft and engine rentals were $31.4 million in the first quarter of 2001 compared to $17.0 million in the same period of 2000, or an increase of approximately 85%. The increase is due to the change in our fleet mix from owned to leased aircraft, and the resulting shift from interest expense to operating expense.

     Because of the nature of our ACMI Contracts (Aircraft, Crew, Maintenance and Insurance), our airline customers generally bear all other operating expenses. As a result, we seldom incur fuel and ground handling expenses except when we operate on our own behalf either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services include both the direct costs of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI Contract service include the costs associated with servicing our aircraft at the various airports to which we operate.

     Fuel and ground handling costs increased by approximately 10% to $5.7 million for the first quarter of 2001 from $5.2 million for the first quarter of 2000. This was primarily due to increased charter activity and slightly higher fuel prices quarter over quarter.

     Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost.

     Depreciation and amortization expense decreased to $20.2 million in the first quarter of 2001 from $22.7 million in the same period of 2000, or approximately 11%. This decrease primarily reflected the greater number of leased versus owned aircraft in our fleet as compared to the prior quarter.

     Other operating expenses include salaries, wages, benefits, travel and meal expenses for non-crew members and other miscellaneous operating costs.

     Other operating expenses increased to $27.9 million in the first quarter of 2001 from $16.5 million in the same period of 2000, or approximately 69%, due to additional personnel and other resources required for the expansion and continued operation of our fleet and operations. On a block hour basis, these expenses increased to $937 per hour in the first quarter of 2001 from $565 per hour in the same period of 2000, or approximately 66%. First quarter of 2001 expenses for Other operating expenses increased slightly compared to our fourth quarter of 2000 expense.

OTHER INCOME (EXPENSE)

     Other income (expense) consists of interest income, interest expense and fair value changes in the derivative instrument. Interest income for the first quarter of 2001 was $7.6 million compared to $6.2 million for the same period of 2000, primarily due to increases in the amount of funds available for investing. Interest expense decreased to $22.5 million for the first quarter of 2001 from $30.0 million for the first quarter of 2000, or approximately 25%. This decrease reflects payments of principal balances during 2000 and the change in our fleet mix from owned to leased aircraft, resulting in a shift from interest expense to operating expense. The change in fair value adjustment of the interest rate swap from January 31, 2001 to March 31, 2001 of $2.1 million relates to the charge recorded in association with our adoption of SFAS 133 as it applies to our interest rate swap.

INCOME TAXES

     Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued for taxes at the rate of 37.0% during the first quarter of 2001 and 38.0% during the first quarter of 2000. Due to significant capital costs, which are depreciated at an accelerated rate for tax purposes, a significant portion of our tax provision in these periods is deferred. Income tax expense for the first quarter of 2001 was positively affected through our qualification for the newly enacted Extraterritorial Income Exclusion (EIE) tax regime. EIE allows us to exclude 30% of our aircraft leasing income from taxable income where the leased aircraft are used predominately outside the United States. The income exclusion is effective for our qualifying revenue beginning on October 1, 2000, and the estimated cumulative effect of this credit was recorded in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our balance sheet reflected cash and cash equivalents and short-term investments of $393.8 million and $559.0 million at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001 we had working capital of $401.3 million compared to $483.3 million at December 31, 2000. The decrease in our working capital is largely a result of cash flows used by operating activities during the quarter ended March 31, 2001.

     Cash used in operations for the quarter ended March 31, 2001 was $92.0 million, compared to $7.1 million provided by operations for the first quarter of 2000. Cash used in operations for the quarter ended March 31, 2001 was primarily attributable to our net loss for the quarter adjusted for non-cash charges, and decreases in our deferred tax liability, accrued expenses, adoption of SFAS 133 and gains on the disposition of property and equipment, and income taxes payable.

     Cash used in investing activities for the quarter ended March 31, 2001 was $11.9 million, compared to $99.3 million for the first quarter of 2000. For the quarter ended March 31, 2001, cash used in investing activities was comprised of purchases of property and equipment, net of proceeds from the sale of equipment, of $12.4 million offset by maturities of short-term and long-term investments, net of purchases, of $0.5 million. Property and equipment purchases in 2001 comprised primarily initial costs associated with the four new Boeing 747-400s expected to be delivered in 2002, and other capital improvement costs, including those associated with our headquarters in Purchase, NY. Short and long-term investment purchases primarily consist of commercial paper, market auction preferreds, corporate notes, corporate bonds, and U.S. government securities, and are all classified as held-to-maturity. Cash used in investing activities for the quarter ended March 31, 2000 consisted of purchases of property and equipment, net of proceeds from the sale of equipment, of $103.6 million, offset by maturities of short-term and long-term investments, net of purchases, of $4.3 million. Property and equipment purchases in 2000 comprised primarily costs associated with the new Boeing 747-400 aircraft, purchases of spare airframe and engine parts associated with the new aircraft in our fleet, purchases of spare engines for the 747-400s, and other capital improvements including leasehold improvements to our various offices and upgrades and improvements to our accounting and inventory computer systems.

     Cash used in financing activities for the quarter ended March 31, 2001 was $56.0 million, compared to $13.6 million provided by financing activities for the first quarter of 2000. For the quarter ended March 31, 2001, cash used in financing activities consisted primarily of principal payments on current and long-term debt of $54.6 million and debt issuance and deferred lease costs of $1.8 million, offset by proceeds from the issuance of treasury stock of $0.4 million. Cash provided by financing activities for the quarter ended March 31, 2000 consisted of proceeds from debt issuance and lease financing, net of principal payments, cash restricted for letter of credit and debt issuance and deferred lease costs of $12.3 million, proceeds from the exercise of common stock options of $1.0 million, and proceeds from the issuance of treasury stock under our employee stock purchase plan of $0.3 million.

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

     In October 2000, we exercised options under the Boeing Purchase Agreement for four additional 747-400's to be delivered in 2002. Advance payments for all aircraft will approximate $61.1 million during the remainder of 2001. We plan to use internally generated funds together with general Company financings and aircraft financing to fund the remaining costs of these aircraft.

RECENT DEVELOPMENTS

     In January 2001, we completed the sale of one non-standard 747-200 aircraft to a third party. Proceeds from the sale were used to retire the remaining debt on the aircraft.

     On January 24, 2001, a private jet piloted by Michael A. Chowdry, our Chairman of the Board of Directors, President, and CEO, crashed, resulting in his death and the death of a passenger. On January 30, 2001, we announced that Brian Rowe, a member of our Board of Directors, succeeded Mr. Chowdry as Chairman. Linda Chowdry filled the vacancy on the Board created by the death of her husband. Richard H. Shuyler, who was formerly Executive Vice President, and was the acting CEO, has been named Chief Executive Officer, and James T. Matheny, who was Executive Vice President of Operations, has been named President and Chief Operating Officer. Together, the four will operate as an executive committee that will oversee the management and ongoing strategy of the Company.

     In February 2001, we announced the election of Stephen A. Greene to our Board of Directors. Mr. Greene is a partner with Cahill Gordon & Reindel, a New York based law firm that has represented the Company since 1994.

     In February 2001, we announced the formation of a holding company, Atlas Air Worldwide Holdings, Inc. Atlas Air, Inc. has become a wholly-owned subsidiary of the new entity. The holding company restructuring was accomplished through a merger under Section 251(g) of the Delaware General Corporation Law pursuant to which all stockholders of Atlas Air, Inc. at the effective time of the merger became stockholders of the new holding company. The new holding company trades under the same NYSE symbol "CGO," with the same CUSIP numbers Atlas Air traded under previously. The charter and by-laws of the new holding company are substantially the same as the charter and by-laws of Atlas Air and the directors of the holding company are the same as the current directors of Atlas Air.

     In February 2001, Atlas Air, Inc. announced the filing of a shelf registration statement with the U.S. Securities and Exchange Commission for up to $600 million in debt securities and pass through certificates. We expect to use the proceeds from the shelf offering for general corporate purposes, which may include debt repayment, capital spending, repurchase of common stock, and acquisitions.

     In March 2001, the Company sold its business jet, previously used by executives of the Company for business travel, in a like-kind exchange transaction and has replaced it with lower cost aircraft to be used by executives in domestic and international business travel.

     In April 2001, Atlas Air, Inc. reached an agreement with ALPA regarding crew member's profit sharing. All profit sharing for crew members has been restored retroactive to April 1999. The settlement includes 2001 amounts.

     In May 2001, we announced that we will be enacting cost reduction measures designed to respond to the current economic environment and the corresponding reduction in air cargo demand. In response to weaker demand, Atlas Air, Inc. will furlough 105 of its crewmembers.

OTHER INFORMATION

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

     Under the Federal Aviation Administration's (the "FAA") Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins, which have been converted into Directives by the FAA. All of our Boeing 747-200 and 747-300 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per 747-200 and 747-300 aircraft will range between $2 million and $3 million. Fifteen aircraft in our 747-200 fleet have already undergone the major portion of such modifications. The remaining seven 747-200 aircraft will require modification prior to the year 2009. The remaining three 747-300 aircraft will require modification prior to 2012-2014 depending on utilization. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 and 747-300 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to us in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

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

FORWARD-LOOKING INFORMATION

     Certain statements included or incorporated by reference in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 2lE of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in Atlas Air, Inc.'s Form 10-K for December 31, 2000.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk sensitive instruments and positions since disclosure in Atlas Air Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

              ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 1999, Atlas Air, Inc. received notification from the National Mediation Board ("NMB") that the Atlas crew members voted for representation by the Air Line Pilots Association ("ALPA"). In accordance with the terms of our profit sharing plan, we ceased paying profit sharing to our crew members newly represented by ALPA. This action was approved by a ruling in the U.S. District Court, but was later reversed by the U.S. Court of Appeals. On April 27, 2001, Atlas Air, Inc. and ALPA reached an agreement resulting in the restoration of profit sharing pay to Atlas crew members retroactive to April 1999. The Company and ALPA have subsequently signed a stipulation voluntarily dismissing with prejudice the litigation relating to the profit sharing plan. The financial impact of the retroactive settlement is reflected in the first quarter financial results, and includes 2001 amounts.

     On May 24, 2000, ALPA filed suit against Atlas Air, Inc. in the Southern District of Florida seeking to enjoin, as a violation of the Railway Labor Act, our establishment of a subsidiary in the United Kingdom to conduct overseas operations out of London Stansted Airport. We believe the suit is without merit and intend to vigorously defend the action.

     In March 2000, Atlas Air, Inc. received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. India also requested additional information for subsequent tax years. Subsequent to the initial order, the government of India eliminated the interest charge and reduced the $1.1 million tax assessment. We believe that we are exempt from Indian taxes under a United States/India treaty and have been contesting the assessment vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     None.

b. Reports filed on Form 8-K

        Report on Form 8-K dated January 30, 2001, regarding the death of the Company's Chairman and CEO, and the implementation of a succession plan.

        Report on Form 8-K dated February 13, 2001, announcing the election of Stephen A. Greene to the Company's board of directors.

        Report on Form 8-K12g3 dated February 21,2001, announcing the corporate restructuring of Atlas Air, Inc. to create a holding company structure.

        Report on Form 8-K dated March 23, 2001, announcing information presented at the Company's 6th annual analyst conference in accordance with regulation FD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            ATLAS AIR WORLDWIDE HOLDINGS, INC.
                                              (Registrant)

                                            By:   /s/ STUART G. WEINROTH
                                              ----------------------------------
                                                      Stuart G. Weinroth
                                                 Vice President -- Controller
                                                 Principal Accounting Officer

Date: May 15, 2001

                                            ATLAS AIR, INC.
                                              (Registrant)

                                            By:   /s/ STUART G. WEINROTH
                                              ----------------------------------
                                                      Stuart G. Weinroth
                                                 Vice President -- Financial
                                                     Planning & Controller
                                                 Principal Accounting Officer

Date: May 15, 2001