Form 10-Q
period 2001-06-30
ATLAS AIR INC; ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2001-08-14
CIK 941552, 1135185

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             COMMISSION FILE NUMBER
                                     0-25732


          ATLAS AIR WORLDWIDE HOLDINGS, INC.                                  ATLAS AIR, INC.
(Exact name of registrant as specified in its charter)     (Exact name of registrant as specified in its charter)


                       DELAWARE                                                   DELAWARE
            (State or other jurisdiction of                           (State or other jurisdiction of
            incorporation or organization)                             incorporation or organization)

                      13-4146982                                                 84-1207329
           (IRS Employer Identification No.)                          (IRS Employer Identification No.)

     2000 WESTCHESTER AVE., PURCHASE, NY    10577                2000 WESTCHESTER AVE., PURCHASE, NY   10577
 (Address of principal executive offices)  (Zip Code)       (Address of principal executive offices)   (Zip Code)

                   (914) 701 - 8000                                           (914) 701 - 8000
 (Registrant's telephone number, including area code)       (Registrant's telephone number, including area code)


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

                                    [X] YES            [ ] NO

AS OF JULY 26, 2001 ATLAS AIR WORLDWIDE HOLDINGS, INC. HAD 38,230,922 SHARES OF $.01 PAR VALUE COMMON STOCK OUTSTANDING.

AS OF JULY 26, 2001 ATLAS AIR , INC. HAD 100 SHARES OF $.01 PAR VALUE COMMON STOCK OUTSTANDING. ALL SHARES ARE HELD BY ATLAS AIR WORLDWIDE HOLDINGS, INC.

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets-
                    June 30, 2001 and December 31, 2000                       3

                 Consolidated Statements of Operations-
                    Quarter and Six Months Ended June 30, 2001 and 2000       4

                 Consolidated Statements of Cash Flows-
                    Six Months Ended June 30, 2001 and 2000                   5

                 Notes to Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11

         Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                              19


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           20

         Item 6. Exhibits and Reports on Form 8-K                            21

                 Signatures                                                  22

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JUNE 30,      DECEMBER 31,
                                                                               2001            2000
                                                                           ------------    ------------
                                                                            (UNAUDITED)
                                                ASSETS
Current assets:
     Cash and cash equivalents                                             $    299,942    $    493,723
     Short-term investments                                                      34,633          65,269
     Accounts receivable and other, net                                         102,571         145,937
                                                                           ------------    ------------
          Total current assets                                                  437,146         704,929
Property and equipment:
     Flight equipment                                                         1,595,292       1,537,047
     Other                                                                       46,845          43,815
                                                                           ------------    ------------
                                                                              1,642,137       1,580,862
     Less accumulated depreciation                                             (280,259)       (245,976)
                                                                           ------------    ------------
           Net property and equipment                                         1,361,878       1,334,886
Other assets:
     Debt issuance costs, net of accumulated amortization
           of $18,314 and $16,255, respectively                                  22,676          24,540
     Deposits and other                                                         127,039         109,702
                                                                           ------------    ------------
               Total assets                                                $  1,948,739    $  2,174,057
                                                                           ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                     $     58,135    $     55,018
     Accounts payable and accrued liabilities                                    73,354         135,287
     Income tax payable                                                              --          31,359
                                                                           ------------    ------------
          Total current liabilities                                             131,489         221,664
Long-term debt, net of current portion                                          971,279       1,037,789
Other liabilities                                                               319,157         286,120
Deferred income taxes                                                            24,194          76,278

Stockholders' equity:
     Preferred Stock, $1 par value; 10,000,000 shares
       authorized; no shares issued                                                  --              --
     Common Stock, $0.01 par value; 50,000,000 shares authorized;
       38,230,757 and 38,227,757 shares issued, respectively                        382             382
     Additional paid-in capital                                                 305,914         305,871
     Retained earnings                                                          197,447         247,763
     Deferred compensation - Restricted Stock                                    (1,177)           (286)
     Treasury Stock, at cost; 1,943 and 60,824 shares, respectively                (135)         (1,524)
     Accumulated other comprehensive income                                         189              --
                                                                           ------------    ------------
          Total stockholders' equity                                            502,620         552,206
                                                                           ------------    ------------
               Total liabilities and stockholders' equity                  $  1,948,739    $  2,174,057
                                                                           ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     QUARTER ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                              ----------------------------    ----------------------------
                                                                  2001            2000            2001            2000
                                                              ------------    ------------    ------------    ------------
Revenues:
     Contract services                                        $    144,507    $    188,081    $    305,155    $    351,657
     Charters, scheduled services and other                          4,528           3,702          24,192           6,538
                                                              ------------    ------------    ------------    ------------
          Total operating revenues                                 149,035         191,783         329,347         358,195
Operating expenses:
     Flight crew salaries and benefits                              13,519          14,491          29,359          28,672
     Other flight-related expenses                                  12,070          14,040          23,743          28,025
     Maintenance                                                    32,247          34,666          61,655          68,311
     Aircraft and engine rentals                                    31,035          17,738          62,421          34,694
     Fuel and ground handling                                        5,186           5,562          10,931          10,809
     Depreciation and amortization                                  20,469          24,596          40,655          47,334
     Other                                                          35,207          22,290          63,101          38,773
     Profit sharing settlement expense                                  --              --          22,815              --
     Restructuring and impairment                                   71,214              --          71,214              --
                                                              ------------    ------------    ------------    ------------
          Total operating expenses                                 220,947         133,383         385,894         256,618
                                                              ------------    ------------    ------------    ------------
Operating income/(loss)                                            (71,912)         58,400         (56,547)        101,577
Other income (expense):
     Interest income                                                 5,187           6,679          12,821          12,887
     Interest expense                                              (20,943)        (34,413)        (43,457)        (64,400)
     SFAS 133 fair value adjustment of interest rate swap               41              --          (2,020)             --
                                                              ------------    ------------    ------------    ------------
                                                                   (15,715)        (27,734)        (32,656)        (51,513)
                                                              ------------    ------------    ------------    ------------
Income/(loss) before income taxes and
   cumulative effect of a change in accounting principle           (87,627)         30,666         (89,203)         50,064
Income tax benefit/(provision)                                      38,605         (11,653)         40,188         (19,032)
                                                              ------------    ------------    ------------    ------------
Income/(loss) before cumulative effect of a change in
  accounting principle                                             (49,022)         19,013         (49,015)         31,032
Cumulative effect of a change in accounting principle,
   net of applicable tax benefit of $933                                --              --          (1,589)             --
                                                              ------------    ------------    ------------    ------------
Net income/(loss)                                             $    (49,022)   $     19,013    $    (50,604)   $     31,032
                                                              ============    ============    ============    ============
Other comprehensive income (unrealized gain on
securities, net of tax)                                                189              --             189              --
                                                              ------------    ------------    ------------    ------------
Total comprehensive income/(loss)                             $    (48,833)   $     19,013    $    (50,415)   $     31,032
                                                              ============    ============    ============    ============

Basic earnings per share:
  Income before cumulative effect of a change in
    accounting principle                                      $      (1.28)   $       0.53    $      (1.29)   $       0.89
  Cumulative effect of a change in accounting principle                 --              --           (0.04)             --
                                                              ------------    ------------    ------------    ------------
  Net income                                                  $      (1.28)   $       0.53    $      (1.33)   $       0.89
                                                              ============    ============    ============    ============
  Weighted average common shares                                    38,162          35,648          38,143          35,033
                                                              ============    ============    ============    ============

Diluted earnings per share:
  Income before cumulative effect of a change in
    accounting principle                                      $      (1.28)   $       0.53    $      (1.29)   $       0.88
  Cumulative effect of a change in accounting principle                 --              --           (0.04)             --
                                                              ------------    ------------    ------------    ------------
  Net income                                                  $      (1.28)   $       0.53    $      (1.33)   $       0.88
                                                              ============    ============    ============    ============
  Weighted average common shares                                    38,162          36,021          38,143          35,315
                                                              ============    ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------

OPERATING ACTIVITIES:
Net income/(loss)                                                        $    (50,604)   $     31,032
Adjustments to reconcile net income/(loss) to net cash (used in)/
provided by operating activities
     Depreciation, amortization and other                                      38,754          47,334
     Allowance for account reserves                                            10,151             604
     Amortization of debt issuance costs and lease financing
        gains                                                                  (4,979)            300
     Adoption of SFAS 133 and gain on disposition of property
        and equipment                                                         (10,699)            436
     Restructuring and impairment                                              63,439              --
     Deferred income taxes                                                    (52,084)         14,126
     Changes in operating assets and liabilities:
       Accounts receivable and other                                           33,209         (42,995)
       Deposits and other                                                       3,466         (15,330)
       Accounts payable and accrued expenses                                  (63,473)          4,281
       Income tax payable                                                     (31,359)          4,675
                                                                         ------------    ------------
          Net cash (used in)/provided by operating activities                 (64,173)         44,463
                                                                         ------------    ------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                           (127,759)       (268,717)
Proceeds from sale of property and equipment                                   53,887          13,808
Purchase of  investments                                                      (54,526)        (47,451)
Maturity of investments                                                        64,065          60,949
                                                                         ------------    ------------
          Net cash used in investing activities                               (64,333)       (241,411)
                                                                         ------------    ------------

FINANCING ACTIVITIES:
Issuance of Common Stock                                                           43         106,039
Purchase of Treasury Stock                                                       (126)           (131)
Issuance of Treasury Stock                                                        912             528
Net proceeds from debt issuance and lease financing                               681         282,437
Principal payments on notes payable                                           (64,074)       (194,053)
Cash restricted for letter of credit                                               --         (25,001)
Debt issuance costs and deferred lease costs                                   (2,711)        (10,646)
                                                                         ------------    ------------
          Net cash (used in)/provided by financing activities                 (65,275)        159,173
                                                                         ------------    ------------

Net decrease in cash                                                         (193,781)        (37,775)
Cash and cash equivalents at beginning of period                              493,723         331,605
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $    299,942    $    293,830
                                                                         ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air Worldwide Holdings, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Atlas") as of June 30, 2001 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 2000 audited financial statements included in Atlas Air Inc.'s Annual Report on Form 10-K.

Separate financial statements for Atlas Air, Inc. have not been included since they are identical to the consolidated financial statements of Atlas Air Worldwide Holdings, Inc.

2.       RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities", which revises standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards revise the rules related to the accounting of business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 to be accounted for using the purchase accounting method. SFAS No. 142 states that Goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. SFAS Nos. 141 and 142 are not expected to have a material effect on the Company's financial position or results of operations.

4.       INVESTMENTS

The Company invests excess cash in various available-for-sale securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires investments in debt securities classified as available for sale be measured at fair market value and unrealized gains and losses recorded in other comprehensive income. During the quarter ended June 30, 2001 the Company changed the classification of the investments from held-to-maturity to available-for-sale, to fund the proposed acquisition of Polar Air Cargo (see "Subsequent Event" - Note 11).

Accrued interest included in cash and cash equivalents, short-term and long-term investments at June 30, 2001 was approximately $0.5 million, $0.2 million and $1.6 million, respectively. Accrued interest included in cash and cash equivalents, short-term and long-term investments at December 31, 2000 was approximately $1.1 million, $0.6 million and $1.3 million, respectively. Interest earned on these investments and related maturities is reinvested in similar securities. Securities included in short-term investments have maturity dates of less than one year.

The following table sets forth the aggregate fair market value, book value (amortized/accreted cost) and unrealized gains/losses by major security type as at June 30, 2001:

                                                                    Unrealized
                                      Market value   Book value     gain/(loss)
Type of Security                      ($ million)    ($ million)    ($ million)
----------------                      -----------    -----------    ----------

Money market                          $   75.8       $   75.8       $     --
Auction securities                        73.8           73.8             --
Corporate bonds & notes                   61.5           61.4            0.1
Municipal bonds                           56.8           56.8             --
Commercial Paper                          53.1           53.0            0.1
Euro bonds                                27.6           27.5            0.1
Government agencies                       17.9           17.9             --
CD & notes                                 2.0            2.0             --
Accrued interest                           2.3            2.3             --
                                      --------       --------       --------
Total                                 $  370.8       $  370.5       $    0.3

5.       OTHER COMPREHENSIVE INCOME

Total comprehensive income/(loss) for the three and six months ended June 30, 2001 was ($48.8) million and ($50.4) million, respectively. Other comprehensive income consisted of net unrealized gains on securities of $0.2 million for the three and six months ended June 30, 2001.

6.       PER SHARE AMOUNTS

Basic earnings per share were computed by dividing net income/(loss) before cumulative effect by the weighted-average number of shares of common stock outstanding during the year. In addition, diluted earnings per share amounts include potential common shares including restricted stock and options granted under the Company's annual and long-term incentive plans. The number of diluted shares is calculated using the treasury stock method, which excludes anti-dilutive shares from the calculation. The following table sets forth the computations of basic and diluted earnings per share before cumulative effect of a change in accounting principle (in thousands, except for per share data):

                                                              Three months ended June 30,     Six months ended June 30,
                                                             ----------------------------   ----------------------------
                                                                 2001            2000           2001            2000
                                                             ------------    ------------   ------------    ------------

Earnings Attributable to Common Stockholders
        Net income/(loss) before cumulative
        effect of an accounting change                       $    (49,022)   $     19,013   $    (49,015)   $     31,032
        Cumulative effect of an accounting
        change                                                         --              --         (1,589)             --
                                                             ------------    ------------   ------------    ------------
        Net income/(loss)                                    $    (49,022)   $     19,013   $    (50,604)   $     31,032
                                                             ============    ============   ============    ============
Shares
        Weighted average shares outstanding
        (Basic)                                                    38,162          35,648         38,143          35,033
        Employee options and shares                                    --             373             --             282
                                                             ------------    ------------   ------------    ------------
        Weighted average shares outstanding (Diluted)              38,162          36,021         38,143          35,315
                                                             ============    ============   ============    ============
Earnings Per Share
        Basic
        Before cumulative effect of an
        accounting change                                    $      (1.28)   $       0.53   $      (1.29)   $       0.89
        Cumulative effect of an accounting
        change                                                         --              --          (0.04)             --
                                                             ------------    ------------   ------------    ------------
        Net income/(loss)                                    $      (1.28)   $       0.53   $      (1.33)   $       0.89
                                                             ============    ============   ============    ============
        Diluted
        Before cumulative effect of an
        accounting change                                    $      (1.28)   $       0.53   $      (1.29)   $       0.88
        Cumulative effect of an accounting
        change                                                         --              --          (0.04)             --
                                                             ------------    ------------   ------------    ------------
        Net income/(loss)                                    $      (1.28)   $       0.53   $      (1.33)   $       0.88
                                                             ============    ============   ============    ============

For the three and six months ended June 30, 2001 approximately 2.9 million shares related to employee stock options were not added to the denominator in calculating diluted earnings per share, because inclusion of such shares would be anti-dilutive.

7.       RESTRUCTURING CHARGE

During the second quarter, the Company announced measures designed to respond to the current global economic environment and the corresponding decline in air cargo demand. Accordingly, during the second quarter the Company announced it would furlough 105 crewmembers and reduce its ground-staff workforce by 200 employees. Under the restructuring plan finalized by the Company in the second quarter of 2001, the affected employees will receive severance and termination benefits.

In accordance with Emerging Issues Task Force (EITF) No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges", during the second quarter the Company recognized a liability for cost of termination benefits to be provided to involuntarily terminated employees and also recorded other liabilities associated with the restructuring. This restructuring charge of $3.9 million is recorded in the 2001 income statement for the three months and six months ended June 30, under the caption `Restructuring and impairment'. This liability was reduced by $0.6 million representing employee severance payments made during June 2001 and the liability at June 30, 2001 was $3.3 million. Prior to June 30, 2001 the total number of employees terminated were 178.

8.       AIRCRAFT HELD-FOR SALE

Due to the current and forecast global economic environment and the corresponding decline in air cargo demand, the Company restructured its operating business plan and acted to take six aircraft out of service and make them available for sale. These aircraft have been parked separately from the rest of the fleet and the Company is actively marketing the aircraft. The Company accounts for its aircraft in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, the aggregate carrying amount of the aircraft of $246.2 million was reduced to the expected realizable value of $192.1 million, resulting in an impairment charge recorded in the second quarter 2001 of $54.1 million. The realizable value of the aircraft was based on a market assessment of the value of the aircraft. The impairment charge is recorded in the 2001 income statement for the three months and six months ended June 30, under the caption `Restructuring and impairment'.

9.       SFAS 121 IMPAIRMENTS AND OTHER EXIT COSTS

In conjunction with the closure of some of the Company's locations and employee layoffs the Company recorded an impairment charge of approximately $0.7 million related to computer hardware and software and leasehold improvements at the closed locations. The charge represents the entire carrying value of these assets, as the Company believes that these assets have no resale value.

The changed business environment described above also resulted in a review by the Company of its planned construction of a maintenance hangar at Miami International Airport. A resulting decision has been made that, given the current business plan, there is no longer a current requirement to construct such a maintenance hangar facility and, as a result, the Company has discontinued any current construction of the Miami hangar. It is anticipated that maintenance capacity from existing maintenance providers will satisfy ongoing known maintenance needs. The Company recorded a charge of $12.5 million in the second quarter to write-off $8.6 million of costs currently capitalized and accrue $3.9 million of costs related to site restoration and lease termination to discontinue the project.

The total charge of $13.2 million is recorded in the 2001 income statement for the three months and six months ended June 30, under the caption `Restructuring and impairment'.

10.      COMMITMENTS AND CONTINGENCIES

In October 2000, the Company exercised options under the Boeing Purchase Agreement for four additional 747-400's to be delivered in 2002. Advance payments for all aircraft will approximate $39.0 million during the remainder of 2001. The Company plans to use internally generated funds together with general Company financings and aircraft financings to fund the remaining cost of these aircraft.

In March 2000, Atlas Air, Inc. received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. Subsequent to the initial order, India eliminated the interest charge and reduced the $1.1 million tax assessment. India also requested additional information for subsequent tax years. During the 2001 second quarter, the competent tax authority in India sent a letter acknowledging that the Company is exempt from Indian taxes under Article 8 of the India/U.S. tax treaty.

On May 24, 2000, Air-Line Pilots Association (ALPA) filed suit against Atlas Air, Inc. in the Southern District of Florida seeking to enjoin, as a violation of the Railway Labor Act, its establishment of a subsidiary in the United Kingdom to conduct overseas operations out of London Stansted Airport. The case was recently moved to the Eastern District of New York and hearing of the case is set to begin no sooner than December 2001. The Company believes the suit is without merit and intends to defend its actions in the courts.

In April 2001, the Company announced that it has become a minority investor in a new United Kingdom-based cargo airline, known as Global Supply Systems, Limited
(GSS). The Company will initially provide ACMI leases of Boeing 747 freighter aircraft to airlines in the United Kingdom. Atlas' investment in GSS is subject to receiving the requisite approvals from the appropriate authorities in the United Kingdom. It is anticipated that such approvals will be received by fourth quarter 2001.

In April 2001, Atlas Air, Inc. reached an agreement with ALPA regarding crew member's profit sharing and the resulting liability of $22.8 million related to the profit sharing settlement was recorded in the first quarter of 2001.

11.      SUBSEQUENT EVENT

In July 2001, Atlas Air Worldwide Holdings announced an agreement to acquire Polar Air Cargo from an affiliate of GE Capital Aviation Services, Inc. (GECAS), a wholly owned subsidiary of the General Electric Company, for a stated purchase price of $84 million. Agreements to monetize assets and arrangements to place surplus aircraft and restructure leases and financing commitments of GECAS are expected to reduce the effective net cost of the acquisition by $25 million to $30 million. Atlas Air Worldwide Holdings, Inc. will acquire Polar Air Cargo free of any debt, with restructured aircraft operating leases, and will operate it with a fleet of primarily B747-400 aircraft.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The cargo operations of our airline customers are seasonal in nature, with peak activity typically occurring in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and Chinese New Year. Certain customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with us, and are expected to continue to do so in the future. As a result, our revenues typically decline in the first quarter of the year as our contractual aircraft utilization level temporarily decreases. We seek to schedule, to the extent possible, our major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

         The aircraft acquisitions and lease arrangements are described in Note 6 of Atlas Air, Inc.'s December 31, 2000 consolidated financial statements included in the annual report on form 10-K. The timing of when an aircraft enters or exits our fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period. In addition, the number of aircraft utilized from period to period as spare or maintenance back-up aircraft may also cause quarterly results to vary.

         The table below sets forth selected financial and operating data for the first half of 2001 and 2000 (dollars in thousands).

                                                    2001
                                                 (SEE NOTE
                                                    BELOW)                                              2000
                              --------------------------------------------------   ----------------------------------------------
                                  CUMU-              2ND                1ST            CUMU-             2ND              1ST
                                 LATIVE            QUARTER            QUARTER         LATIVE           QUARTER          QUARTER
                              ------------       ------------       ------------   ------------     ------------     ------------

Total operating revenues      $    329,347       $    149,035       $    180,312   $    358,195     $    191,783     $    166,412
Operating expenses                 284,865            142,733            142,132        256,618          133,383          123,235
Operating income                    44,482              6,302             38,180        101,577           58,400           43,177
Other income (expense)             (32,656)           (15,715)           (16,941)       (51,513)         (27,734)         (23,779)
Net income                          13,044(1)             252(1)          12,792         31,032           19,013           12,019
Block hours                         55,208             25,432             29,776         62,333           33,140           29,193
Average aircraft operated             34.5               35.0               34.2           31.5             32.6             30.5
Operating margin                      13.5%               4.2%              21.2%          28.4%            30.5%            25.9%

(1) Net income is after cumulative effect of a change in accounting principle. Note:

         a) Q1 2001 results exclude $22.8 million pre-tax charge related to the profit-sharing settlement expense

         b) Q2 2001 results exclude $71.2 million pre-tax charge related to restructuring, impairment and other and $7.0 million pre-tax account reserve charge

OPERATING REVENUES AND RESULTS OF OPERATIONS

         Total operating revenues for the quarter ended June 30, 2001 decreased to $149.0 million from $191.8 million for the same period in 2000, or approximately 22%. The average number of aircraft in our fleet during the second quarter of 2001 was 35.0 compared to 32.6 during the same period in 2000. Total block hours for the second quarter of 2001 were 25,432 compared to 33,140 for the same period in 2000, a decrease of approximately 23%.

         Operating revenue per block hour increased by approximately 1% to $5,860 for the second quarter of 2001 compared to $5,787 for the second quarter of 2000. Contract service revenue was $5,682 per block hour for the second quarter of 2001 compared to $5,675 per block hour during the second quarter 2000, reflecting higher utilization of the B747-400 fleet compared to the B747-200 fleet.

         Total operating revenues for the six months ended June 30, 2001 decreased to $329.3 million from $358.2 million for the same period in 2000, or approximately 8%. The average number of aircraft in our fleet during the first half of 2001 was 34.5 compared to 31.5 during the same period in 2000. Total block hours for the first half of 2001 were 55,208 compared to 62,333 for the same period in 2000, a decrease of approximately 11%.

         Operating revenue per block hour increased by approximately 4% to $5,966 for the six months ended June 30, 2001 compared to $5,747 for the same period in 2000. Contract service revenue was $5,527 per block hour for the six months ended June 30, 2001 compared to $5,642 per block hour during the same period in 2000.

         Results of operations for the quarter ended June 30, 2001 excluding the $78.2 million charge ($49.3 million net of tax) related to the restructuring, impairment and loss allowance reserve, decreased to $6.3 million from $58.4 million for the same period in 2000, a reduction of 89%. Results of operations for the six months ended June 30, 2001 excluding the $78.2 million charge recorded in the second quarter related to restructuring, impairment and loss allowance reserve and $22.8 million charge related to the pilot profit-sharing settlement recorded in the first quarter, decreased to $44.5 million from $101.6 million for the same period in 2000, a reduction of approximately 56%. Results of operations were impacted by the change in our fleet mix from owned to leased aircraft, and the resulting shift from interest expense to operating expense, coupled with reduced revenues and higher other expenses period over period.

OPERATING EXPENSES

         Our principal operating expenses include flight crew salaries and benefits, other flight-related expenses, maintenance, aircraft and engine rentals, fuel costs for non-ACMI contract services, ground handling, depreciation and amortization and other expenses.

         Flight crew salaries and benefits include all such current expenses for our pilot work force. Flight crew salaries and benefits decreased to $13.5 million in the second quarter of 2001 compared to $14.5 million in 2000, primarily due to a reduction in the aircraft block hours compared to the prior period. While actual expense decreased by approximately 7% quarter over quarter, on a block hour basis this expense increased by approximately 22% to $532 per hour for the second quarter of 2001 from $437 per hour for the same period in 2000. For the first six months of 2001 actual expense remained fairly consistent with the prior year, increasing approximately 2% from $28.7 million to $29.4 million. On a block hour basis, this expense increased approximately 16% to $532 per hour from $460 per hour. The reduction of crew members announced in May 2001 will favorably impact this expense category. The Company continues to review future staffing levels, which could impact this expense category in the future.

         The reinstatement of pilot profit sharing took effect in May 2001 and payments subsequent to that date are reflected in the `flight crew salary and benefits' expense category. First quarter 2001 includes $22.8 million related to the profit sharing settlement, which restored profit sharing payments to crew members retroactive to April 1999. There was no expense recorded in 2000 related to pilot profit sharing.

         Other flight-related expenses include hull and liability insurance on our aircraft, crew travel and meal expenses, initial upgrade and recurrent crew training costs and other expenses necessary to conduct our flight operations, such as communication and navigation fees.

         Other flight-related expenses decreased to $12.1 million in the second quarter of 2001 from $14.0 million in the second quarter of 2000, a reduction of approximately 14%. For the six months ended June 30, 2001 other flight-related expenses decreased to $23.7 million compared to $28.0 million in the same period of 2000, a reduction of approximately 15%. These decreases were primarily due to reduced flying levels as compared to the same period in the prior year. On a block hour basis, other flight-related expenses increased approximately 12% to $475 per block hour for the second quarter of 2001 from $424 per block hour for the same period in 2000, and decreased by approximately 4% to $430 per hour for the six months ended June 30, 2001 compared to $450 per hour for the same period in 2000. The reduced crew staffing levels announced in May 2001, will favorably impact crew training expenses. The Company continues to review future staffing levels, which could impact this expense category in the future.

         Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In addition, in January 1995 we contracted with KLM for a significant part of our regular maintenance operations and support on a fixed cost per flight hour basis. In December 1999, we entered into a ten-year maintenance agreement with MTU Maintenance Hanover, a subsidiary of Daimler Chrysler Aerospace, to provide regular maintenance at a fixed rate per flight hour for engines which were previously serviced under the KLM agreement, plus additional engines. Pursuant to a ten-year agreement with General Electric Company (GE), effective October 1996, certain additional aircraft engines were accepted into the GE engine maintenance program, on a fixed cost per flight hour basis. During 1998, we entered into separate long-term contracts with Lufthansa Technik for the airframe maintenance and with GE for the engine maintenance of the 747-400 freighter aircraft, effective with the introduction of the 747-400 freighter aircraft into our fleet during the second half of 1998.

         Maintenance expense decreased to $32.2 million in the second quarter of 2001 from $34.7 million in the same period of 2000, a reduction of approximately 7%. For the six months ended June 30, 2001 maintenance expense decreased to $61.7 million from $68.3 million, a reduction of approximately 10%. The reduction reflects improvements in maintenance agreement rates, and a shift in fleet mix toward new 747-400 aircraft that have lower associated maintenance costs. On a block hour basis, maintenance expense increased by approximately 21% quarter over quarter and increased by approximately 2% for the first half of 2001 compared to the year-earlier period.

         Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

         Aircraft and engine rentals were $31.0 million in the second quarter of 2001 compared to $17.7 million in the same period of 2000, an increase of approximately 75%. For the first half of 2001, aircraft and engine rentals were $62.4 million compared to $34.7 million in the first half of 2000, an increase of approximately 80%. The increase was due to the increase in the number of leased aircraft period over period, which increased aircraft rental expense, but reduced depreciation and interest expense.

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

         Fuel and ground handling costs decreased by approximately 7% to $5.2 million for the second quarter of 2001 from $5.6 million for the second quarter of 2000, and increased by approximately 1% to $10.9 million for the first half of 2001 from $10.8 million for the first half of 2000. The quarter over quarter decrease was primarily due to lower fuel usage that offset higher average fuel costs, coupled with lower other ground handling costs in the current quarter. The year-to-date increase is primarily due to increased charter activity as compared to the same period in the prior year.

         Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost.

         Depreciation and amortization expense decreased to $20.5 million in the second quarter of 2001 from $24.6 million in the same period of 2000, a reduction of approximately 17%, and to $40.7 million in the first half of 2001 from $47.3 million in the year-earlier period, a reduction of approximately 14%. This decrease primarily reflects the greater number of leased versus owned aircraft in the fleet as compared to the prior quarter and prior year, and the cessation of depreciation for aircraft currently held for sale; partially offset by additions to property and equipment, computers and leasehold improvements.

         Other operating expenses include salaries, wages, benefits, travel and meal expenses for non-crew members and other miscellaneous operating costs.

         Other operating expenses, excluding a $7.0 million charge related to an allowance for account reserve recorded in the 2001 second quarter, increased to $28.2 million in the second quarter of 2001 from $22.3 million in the same period of 2000. For the first half of 2001, expenses excluding the $7.0 million charge referred to above, increased to $56.1 million from $38.8 million for the same period of 2000. These increases were primarily due to additional personnel and other resources required for the anticipated expansion and continued operation of our fleet and operations. On a block hour basis, these expenses increased to $1,109 per hour in the second quarter of 2001 from $673 per hour in the same period of 2000, an increase of approximately 65% and to $1,016 per hour for the first half of 2001 from $622 per hour in the same period of 2000, an increase of approximately 63%. The reduction of ground staff announced in June 2001, will favorably impact this expense category. The Company continues to review future staffing levels, which could impact this expense category going forward.

RESTRUCTURING AND  IMPAIRMENT

During the second quarter, the Company announced measures designed to respond to the current global economic environment and the corresponding decline in air cargo demand. Accordingly, during the second quarter the Company announced it would furlough 105 crewmembers and reduce its ground-staff workforce by 200 employees. Under the restructuring plan finalized by the Company in the second quarter of 2001, the affected employees will receive severance and termination benefits.

In accordance with Emerging Issues Task Force (EITF) No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges", during the second quarter the Company recognized a liability for cost of termination benefits to be provided to involuntarily terminated employees and also recorded other liabilities associated with the restructuring. This restructuring charge of $3.9 million is recorded in the 2001 income statement for the three months and six months ended June 30, under the caption `Restructuring and impairment'. This liability was reduced by $0.6 million representing employee severance payments made during June 2001 and the liability at June 30, 2001 was $3.3 million. Prior to June 30, 2001 the total number of employees terminated were 178.

The crew member furlough, which commenced in May 2001, was completed in the second quarter. The ground staff layoffs and other associated restructuring activities, which commenced in June 2001 will be substantially complete by the end of the third quarter. There have been no revisions to the initial restructuring cost estimates that were recorded in the second quarter and it is the expectation of management that there will be no material revisions in the future. These restructuring activities are expected to have no material adverse impact on the ongoing operations of the Company.

Due to the current and forecast global economic environment and the corresponding decline in air cargo demand, the Company restructured its operating business plan and acted to take six aircraft out of service and make them available for sale. These aircraft have been parked separately from the rest of the fleet and the Company is actively marketing the aircraft. The Company accounts for its aircraft in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, the aggregate carrying amount of the aircraft of $246.2 million was reduced to the expected realizable value of $192.1 million, resulting in an impairment charge recorded in the second quarter 2001 of $54.1 million. The realizable value of the aircraft was based on a market assessment of the value of the aircraft. The impairment charge is recorded in the 2001 income statement for the three months and six months ended June 30, under the caption `Restructuring and impairment'.

In conjunction with the closure of some of the Company's locations and employee layoffs the Company recorded an impairment charge of approximately $0.7 million related to computer hardware and software and leasehold improvements at the closed locations. The charge represents the entire carrying value of these assets, as the Company believes that these assets have no resale value.

The changed business environment described above also resulted in a review by the Company of its planned construction of a maintenance hangar at Miami International Airport. A resulting decision has been made that, given the current business plan, there is no longer a current requirement to construct such a maintenance hangar facility and, as a result, the Company has discontinued any current construction of the Miami hangar. It is anticipated that maintenance capacity from existing maintenance providers will satisfy ongoing known maintenance needs. The Company recorded a charge of $12.5 million in the second quarter to write-off $8.6 million of costs currently capitalized and accrue $3.9 million of costs related to site restoration and lease termination to discontinue the project. The total charge of $13.2 million is recorded in the 2001 income statement for the three months and six months ended June 30, under the caption `Restructuring and impairment'.

OTHER INCOME (EXPENSE)

         Other income (expense) consists of interest income, interest expense and fair value changes in the derivative instruments. Interest income for the second quarter of 2001 was $5.2 million compared to $6.7 million for the same period of 2000, and $12.8 million for the first six months of 2001 compared to $12.9 million for the same period in 2000, primarily due to reductions in the average interest rates and reduced investment balances. Interest expense decreased to $20.9 million for the second quarter of 2001 from $34.4 million for the second quarter of 2000, and $43.5 million for the six months ended June 30, 2001 from $64.4 million for the six months ended June 30, 2000, or approximately 39% and 33%, respectively. This decrease reflects payments of principal during 2000 and first half of 2001 and repayment of debt on sale-leaseback aircraft, resulting in a shift from interest expense to aircraft lease expense. The change in the fair value of the interest rate swap from March 31, 2001 to June 30, 2001 of $0.04 million recorded in accordance with the provisions of SFAS 133.

INCOME TAXES

         Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," the Company recorded a tax provision based on tax rates in effect during the period. The Company's statutory rate differs from the effective rate due to significant capital costs, which are depreciated at an accelerated rate for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet reflected cash and cash equivalents and short-term investments of $334.6 million and $559.0 million at June 30, 2001 and December 31, 2000, respectively. In addition long-term investments in `Deposits and other' were $69.8 million and $43.0 million at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001 we had working capital of $305.7 million compared to $483.3 million at December 31, 2000.

         Cash used in operations for the six months ended June 30, 2001 was $64.2 million, compared to $44.5 million provided by operations for the first half of 2000. Cash used in operations for the six months ended June 30, 2001 was primarily attributable to the net loss for the period adjusted for non-cash charges, primarily depreciation and impairment charges, reduction in deferred tax liability, accrued expenses and income taxes, adoption of SFAS 133 and gains on the disposition of property and equipment; offset by reductions in accounts receivables.

         Cash used in investing activities for the six months ended June 30, 2001 was $64.3 million, compared to $241.4 million for the first six months of 2000. For the six months ended June 30, 2001, cash used in investing activities consisted of purchases of property and equipment, net of proceeds from the sale of equipment, of $73.9 million; offset by maturities of short-term and long-term investments, net of purchases, of $9.6 million. Property and equipment purchases in 2001 consisted primarily of pre-delivery deposits associated with four new Boeing 747-400s expected to be delivered in 2002, and other capital improvement costs, including those associated with our headquarters in Purchase, NY. Cash used in investing activities for the six months ended June 30, 2000 consisted of purchases of property and equipment, net of proceeds from the sale of equipment, of $254.9 million; offset by maturities of short-term and long-term investments, net of purchases, of $13.5 million. Property and equipment purchases in 2000 consisted primarily of costs associated with the new Boeing 747-400 aircraft, purchases of spare airframe and engine parts associated with the new aircraft in our fleet, purchases of spare engines for the 747-400s, and other capital improvements, including leasehold improvements to our various offices and upgrades and improvements to our accounting and inventory computer systems.

         Cash used in financing activities for the six months ended June 30, 2001 was $65.3 million, compared to $159.2 million provided by financing activities for the first six months of 2000. For the six months ended June 30, 2001, cash used in financing activities consisted primarily of principal payments on current and long-term debt, net of proceeds of $63.4 million and debt issuance and deferred lease costs of $2.7 million, offset by proceeds from the issuance of common stock and treasury stock, net of treasury stock purchases, of $0.8 million. Cash provided by financing activities for the six months ended June 30, 2000 consisted of proceeds from issuance of common stock of $106.0 million, debt issuance and lease financing, net of principal payments, cash restricted for letters of credit and debt issuance and deferred lease costs of $52.8 million and proceeds from the issuance of treasury stock under the employee stock purchase plan of $0.4 million.

         The Company believes that cash on hand and the cash flow generated from operations will be sufficient to meet normal ongoing liquidity needs for the next twelve months and beyond. The Company expects to fund future capital commitments through internally generated funds, together with general Company financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

         In October 2000, the Company exercised options under the Boeing Purchase Agreement for four additional 747-400 to be delivered in 2002. Advance payments for all aircraft will approximate $39.0 million during the remainder of 2001. The Company plans to use internally generated funds together with general Company financings and aircraft financing to fund the remaining costs of these aircraft.

RECENT DEVELOPMENTS

         In June 2001, Atlas Air Worldwide Holdings, Inc. announced the election of Richard A. Galbraith and Ronald B. Woodard to its board of directors. Both bring a depth of experience in the airline industry.

         In July 2001, Atlas Air Worldwide Holdings announced an agreement to acquire Polar Air Cargo from an affiliate of GE Capital Aviation Services, Inc. (GECAS), a wholly owned subsidiary of the General Electric Company, for a stated purchase price of $84 million. Agreements to monetize assets and arrangements to place surplus aircraft and restructure leases and financing commitments of GECAS are expected to reduce the effective net cost of the acquisition by $25 million to $30 million. Atlas Air Worldwide Holdings, Inc. will acquire Polar Air Cargo free of any debt, with restructured aircraft operating leases, and will operate it with a fleet of primarily B747-400 aircraft.

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

         Under the Federal Aviation Administration's (the "FAA") Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins, which have been converted into Directives by the FAA. All of our Boeing 747-200 and 747-300 aircraft have been brought into compliance with such Directives. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per 747-200 and 747-300 aircraft will range between $2 million and $3 million. Fifteen aircraft in our 747-200 fleet have already undergone the major portion of such modifications. The remaining seven 747-200 aircraft will require modification prior to the year 2009. The remaining three 747-300 aircraft will require modification prior to 2012 - 2014 depending on utilization. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 and 747-300 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to us in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

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

         To the extent that any of the statements contained herein relating to our expectations, assumptions and other company matters are forward-looking, they are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks associated with:

o    worldwide business and economic conditions;

o    product demand and the rate of growth in the air cargo industry;

o the impact of competitors and competitive aircraft and aircraft financing availability;

o    the ability to attract and retain new and existing customers;

o    normalized aircraft operating costs and reliability;

o    management of growth and complying with FAA policies;

o    the continued productivity of our workforce;

o    dependence on key personnel; and

o    other regulatory requirements.

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

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES





                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS


         In April 1999, Atlas Air, Inc. received notification from the National Mediation Board ("NMB") that the Atlas crew members voted for representation by the Air Line Pilots Association ("ALPA"). In accordance with the terms of our profit sharing plan, we ceased paying profit sharing to our crew members newly-represented by ALPA. This action was approved by a ruling in the U.S. District Court, but was later reversed by the U.S. Court of Appeals. On April 27, 2001, Atlas Air, Inc. and ALPA reached an agreement resulting in the restoration of profit sharing pay to Atlas crew members retroactive to April 1999. The Company and ALPA have subsequently signed a stipulation voluntarily dismissing with prejudice the litigation relating to the profit sharing plan. The financial impact of the retroactive settlement is reflected in the first quarter financial results, and includes 2001 amounts.

On May 24, 2000, ALPA filed suit against Atlas Air, Inc. in the Southern District of Florida seeking to enjoin, as a violation of the Railway Labor Act, its establishment of a subsidiary in the United Kingdom to conduct overseas operations out of London Stansted Airport. The case was recently moved to the Eastern District of New York and hearing of the case is set to begin no sooner than December 2001. The Company believes the suit is without merit and intends to defend its actions in the courts.

In March 2000, Atlas Air, Inc. received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. Subsequent to the initial order, India eliminated the interest charge and reduced the $1.1 million tax assessment. India also requested additional information for subsequent tax years. During the 2001 second quarter, the competent tax authority in India sent a letter acknowledging that the Company is exempt from Indian taxes under Article 8 of the India/U.S. tax treaty.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits

                  None.

b.       Reports filed on Form 8-K

                  Report on Form 8-K dated April 27, 2001 regarding the ALPA settlement and restoration of pilot profit sharing.

                  Report on Form 8-K dated June 19, 2001, announcing a stockholder rights plan and additional cost reduction actions.

                  Report on Form 8-K dated June 19, 2001, relating to cost review and anticipated second quarter results.

                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                               ATLAS AIR WORLDWIDE HOLDINGS, INC.
                                         (Registrant)




Date:  August 14, 2001    By: /s/ Douglas A Carty
                              ------------------------------------
                              Douglas A Carty
                              Senior Vice President and Chief Financial Officer




                                        ATLAS AIR, INC.
                                         (Registrant)




Date:  August 14, 2001    By: /s/ Douglas A Carty
                              ------------------------------------
                              Douglas A Carty
                              Senior Vice President and Chief Financial Officer