Form 10-Q
period 2001-09-30
ATLAS AIR INC; ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2001-11-14
CIK 941552, 1135185

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                                  [X] YES        [ ] NO

AS OF NOVEMBER 8, 2001 ATLAS AIR WORLDWIDE HOLDINGS, INC. HAD 38,230,922 SHARES OF $.01 PAR VALUE COMMON STOCK OUTSTANDING.

AS OF NOVEMBER 8, 2001 ATLAS AIR , INC. HAD 100 SHARES OF $.01 PAR VALUE COMMON STOCK OUTSTANDING. ALL SHARES ARE HELD BY ATLAS AIR WORLDWIDE HOLDINGS, INC.

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheets-
                              September 30, 2001 and December 31, 2000             3

                           Consolidated Statements of Operations-
                              Quarter and Nine Months Ended
                              September 30, 2001 and 2000                          4

                           Consolidated Statements of Cash Flows-
                              Nine Months Ended September 30, 2001 and 2000        5

                           Notes to Consolidated Financial Statements              6

         Item 2.           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                 12

         Item 3.           Quantitative and Qualitative Disclosures About
                              Market Risk                                         20


PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                      21

         Item 6.           Exhibits and Reports on Form 8-K                       22

                           Signatures                                             23

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                               2001              2000
                                                                          -------------      ------------
                                                                           (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                             $    236,431      $    493,723
     Short-term investments                                                     122,714            65,269
     Accounts receivable and other, net                                         128,465           145,937
                                                                           ------------      ------------
          Total current assets                                                  487,610           704,929
Property and equipment:
     Flight equipment                                                         1,647,362         1,537,047
     Other                                                                       47,208            43,815
                                                                           ------------      ------------
                                                                              1,694,570         1,580,862
     Less accumulated depreciation                                             (302,635)         (245,976)
                                                                           ------------      ------------
           Net property and equipment                                         1,391,935         1,334,886
Other assets:
     Debt issuance costs, net of accumulated amortization
           of $19,343 and $16,255, respectively                                  21,713            24,540
     Deposits and other                                                          52,629           109,702
                                                                           ------------      ------------
               Total assets                                                $  1,953,887      $  2,174,057
                                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                     $     62,780      $     55,018
     Accounts payable and accrued liabilities                                    69,214           135,287
     Income tax payable                                                              --            31,359
                                                                           ------------      ------------
          Total current liabilities                                             131,994           221,664
Long-term debt, net of current portion                                          964,551         1,037,789
Other liabilities                                                               329,246           286,120
Deferred income taxes                                                            29,840            76,278

Stockholders' equity:
     Preferred Stock, $1 par value; 10,000,000 shares
       authorized; no shares issued                                                  --                --
     Common Stock, $0.01 par value; 50,000,000 shares authorized;
       38,230,757 and 38,227,757 shares issued, respectively                        382               382
     Additional paid-in capital                                                 305,914           305,871
     Retained earnings                                                          193,145           247,763
     Deferred compensation - Restricted Stock                                      (958)             (286)
     Treasury Stock, at cost; 4,889 and 60,824 shares, respectively                (160)           (1,524)
     Accumulated other comprehensive income                                         (67)               --
                                                                           ------------      ------------
          Total stockholders' equity                                            498,256           552,206
                                                                           ------------      ------------
               Total liabilities and stockholders' equity                  $  1,953,887      $  2,174,057
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

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        QUARTER ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    2001             2000             2001             2000
                                                                ------------     ------------     ------------     ------------
Revenues:
     Contract services                                          $    142,783     $    200,876     $    447,938     $    552,533
     Charters, scheduled service and other                             7,930            7,735           32,122           14,273
                                                                ------------     ------------     ------------     ------------
          Total operating revenues                                   150,713          208,611          480,060          566,806
Operating expenses:
     Flight crew salaries and benefits                                14,369           15,666           43,728           44,339
     Other flight-related expenses                                    11,564           16,479           35,307           44,504
     Maintenance                                                      28,522           37,838           90,177          106,149
     Aircraft and engine rentals                                      31,530           19,289           93,951           53,983
     Fuel and ground handling                                          9,119            9,768           20,050           20,577
     Depreciation and amortization                                    22,381           25,393           63,036           72,727
     Other                                                            23,892           22,208           86,993           60,981
     Profit sharing settlement expense                                    --               --           22,815               --
     Restructuring and impairment                                         --               --           71,214               --
                                                                ------------     ------------     ------------     ------------
          Total operating expenses                                   141,377          146,641          527,271          403,260
                                                                ------------     ------------     ------------     ------------
Operating income/(loss)                                                9,336           61,970          (47,211)         163,546
Other income (expense):
     Interest income                                                   4,060            7,278           16,881           20,165
     Interest expense                                                (20,719)         (32,035)         (64,176)         (96,435)
     SFAS 133 fair value adjustment of interest rate swap             (2,536)              --           (4,556)              --
                                                                ------------     ------------     ------------     ------------
                                                                     (19,195)         (24,757)         (51,851)         (76,270)
                                                                ------------     ------------     ------------     ------------
Income/(loss) before income taxes and
   cumulative effect of a change in accounting principle              (9,859)          37,213          (99,062)          87,276
Income tax benefit/(provision)                                         5,648          (14,141)          45,836          (33,172)
                                                                ------------     ------------     ------------     ------------
Income/(loss) before cumulative effect of a change in
  accounting principle                                                (4,211)          23,072          (53,226)          54,104

Cumulative effect of a change in accounting principle,
   net of applicable tax benefit of $933                                  --               --           (1,589)              --
                                                                ------------     ------------     ------------     ------------
Net income/(loss)                                               $     (4,211)    $     23,072     $    (54,815)    $     54,104
                                                                ============     ============     ============     ============

Other comprehensive income (unrealized loss on
securities, net of tax)                                                 (256)              --              (67)              --
                                                                ------------     ------------     ------------     ------------

Total comprehensive income/(loss)                               $     (4,467)    $     23,072     $    (54,882)    $     54,104
                                                                ============     ============     ============     ============

Basic earnings per share:
  Income (loss) before cumulative effect of a change in
    accounting principle                                        $      (0.11)    $       0.61     $      (1.40)    $       1.50
  Cumulative effect of a change in accounting principle                   --               --            (0.04)              --
                                                                ------------     ------------     ------------     ------------
  Net income (loss)                                             $      (0.11)    $       0.61     $      (1.44)    $       1.50
                                                                ============     ============     ============     ============
  Weighted average common shares                                      38,163           38,072           38,150           36,041
                                                                ============     ============     ============     ============

Diluted earnings per share:
  Income (loss) before cumulative effect of a change in
    accounting principle                                        $      (0.11)    $       0.60     $      (1.40)    $       1.49
  Cumulative effect of a change in accounting principle                   --               --            (0.04)              --
                                                                ------------     ------------     ------------     ------------
  Net income (loss)                                             $      (0.11)    $       0.60     $      (1.44)    $       1.49
                                                                ============     ============     ============     ============
  Weighted average common shares                                      38,163           38,618           38,150           36,416
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

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          -----------------------------
                                                                              2001             2000
                                                                          ------------     ------------
OPERATING ACTIVITIES:
Net income/(loss)                                                         $    (54,815)    $     54,104
Adjustments to reconcile net income/(loss) to net cash (used in)/
    provided by operating activities:
     Depreciation, amortization and other                                       61,135           72,727
     Allowance for account reserves                                             10,157              604
     Amortization of debt issuance costs and lease financing
        gains and losses                                                        (7,421)            (461)
     Adoption of SFAS 133 and gain on disposition of property
        and equipment                                                           (8,163)             436
     Restructuring and impairment                                               63,439               --
     Deferred income taxes                                                     (46,438)          26,232
     Changes in operating assets and liabilities:
       Accounts receivable and other                                             7,315          (31,225)
       Deposits and other                                                        3,071          (18,027)
       Accounts payable and accrued expenses                                   (67,734)         (17,788)
       Income tax payable                                                      (31,359)           6,702
                                                                          ------------     ------------
          Net cash (used in)/provided by operating activities                  (70,813)          93,304
                                                                          ------------     ------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                            (164,048)        (311,343)
Proceeds from sale of property and equipment                                    53,887           13,808
Purchase of investments                                                        (85,178)         (76,535)
Maturity of investments                                                         76,163           88,015
                                                                          ------------     ------------
          Net cash used in investing activities                               (119,176)        (286,055)
                                                                          ------------     ------------

FINANCING ACTIVITIES:
Issuance of Common Stock                                                            43          107,021
Purchase of Treasury Stock                                                        (507)            (131)
Issuance of Treasury Stock                                                       1,396              948
Net proceeds from debt issuance and lease financing                             11,514          336,131
Principal payments on notes payable                                            (76,990)        (216,802)
Debt issuance costs and deferred lease costs                                    (2,759)         (12,341)
                                                                          ------------     ------------
          Net cash (used in)/provided by financing activities                  (67,303)         214,826
                                                                          ------------     ------------

Net increase (decrease) in cash                                               (257,292)          22,075
Cash and cash equivalents at beginning of period                               493,723          331,605
                                                                          ------------     ------------
Cash and cash equivalents at end of period                                $    236,431     $    353,680
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

               ATLAS AIR WORLDWIDE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Atlas Air Worldwide Holdings, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Atlas") as of September 30, 2001 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 2000 audited financial statements included in Atlas Air Inc.'s Annual Report on Form 10-K.

Separate financial statements for Atlas Air, Inc. have not been included since they are identical to the consolidated financial statements of Atlas Air Worldwide Holdings, Inc. with the exception noted below in the Related Party Transactions note 7.

2.       RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards revise the rules related to the accounting for business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill is subject to at least annual assessment for impairment and is to be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. SFAS No. 141 is not expected to have a material effect on the Company's financial position or results of operations. SFAS No. 142 may have an impact on the financial statements of Atlas Air Worldwide Holdings as it relates to any goodwill or intangible assets acquired in the acquisition of Polar Air Cargo (see note 13). Management will evaluate any effect of this standard in the fourth quarter.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for financial statements issued for fiscal years beginning after June 15, 2002. This standard is not expected to have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is reviewing the provisions of this statement and does not expect them to have a material effect on the Company's financial position or results of operations.

4.       INVESTMENTS

The Company invests excess cash in various available-for-sale securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires investments in debt and equity securities classified as available for sale be measured at fair market value and unrealized gains and losses recorded in other comprehensive income.

Accrued interest included in cash and cash equivalents, and short-term investments at September 30, 2001 was approximately $0.3 million, and $2.5 million, respectively. Accrued interest included in cash and cash equivalents, short-term and long-term investments at December 31, 2000 was approximately $1.1 million, $0.6 million and $1.3 million, respectively. Interest earned on these investments and related maturities is reinvested in similar securities. Securities included in short-term investments either mature or are available to meet operating requirements in less than one year.

The following table sets forth the aggregate fair market value, book value (amortized/accreted cost) and unrealized gains/losses by major security type at September 30, 2001:

                                     Market value     Book value     Unrealized gain/(loss)
Type of Security                      ($ million)    ($ million)     ($ million)
----------------                     ------------    ------------    ----------------------
Money market                         $       42.5    $       42.5    $         --
Auction securities                           31.8            31.8              --
Corporate notes and bonds                    76.2            75.5             0.7
Municipal bonds                              53.8            53.8              --
Commercial Paper                             34.8            34.7             0.1
Euro bonds                                   23.8            23.6             0.2
Government agencies                          23.0            22.9             0.1
CD & notes                                   19.8            21.1            (1.3)
Accrued interest                              2.8             2.8              --
                                     ------------    ------------    ------------
Total                                $      308.5    $      308.7    $       (0.2)

5.       OTHER COMPREHENSIVE INCOME

Total comprehensive income/(loss) for the three and nine months ended September 30, 2001 was ($4.5) million and ($54.9) million, respectively. Other comprehensive income consisted of net unrealized losses on securities of $0.3 million and $0.1 million, respectively for the three and nine months ended September 30, 2001.

6.       PER SHARE AMOUNTS

Basic earnings per share were computed by dividing net income/(loss) before cumulative effect by the weighted average number of shares of common stock outstanding during the period. In addition, diluted earnings per share amounts include potential common shares including restricted stock and options granted under the Company's annual and long-term incentive plans. The number of diluted shares is calculated using the treasury stock method, which excludes anti-dilutive shares from the calculation. The following table sets forth the computations of basic and diluted earnings per share before and after the cumulative effect of a change in accounting principle (in thousands, except for per share data):

                                                     Three months ended September 30,  Nine months ended September 30,
                                                          2001             2000             2001             2000
                                                     -------------     -------------   -------------     ------------
Earnings Attributable to Common Stockholders
        Net income/(loss) before cumulative
        effect of an accounting change                $     (4,211)    $     23,072    $    (53,226)     $     54,104
        Cumulative effect of an accounting
        change                                                  --               --           (1,589)              --
                                                      ------------     ------------     ------------     ------------
        Net income/(loss)                             $     (4,211)    $     23,072     $    (54,815)    $     54,104
                                                      ============     ============     ============     ============

Shares
        Weighted average shares outstanding
        (Basic)                                             38,163           38,072           38,150           36,041
        Employee options and shares                             --              546               --              375
                                                      ------------     ------------     ------------     ------------
        Weighted average shares outstanding
        (Diluted)                                           38,163           38,618           38,150           36,416
                                                      ============     ============     ============     ============

Earnings Per Share
        Basic
        Before cumulative effect of an
        accounting change                             $      (0.11)    $       0.61     $      (1.40)    $       1.50
        Cumulative effect of an accounting
        change                                                  --               --            (0.04)              --
                                                      ------------     ------------     ------------     ------------
        Net income/(loss)                             $      (0.11)    $       0.61     $      (1.44)    $       1.50
                                                      ============     ============     ============     ============

        Diluted
        Before cumulative effect of an
        accounting change                             $      (0.11)    $       0.60     $      (1.40)    $       1.49
        Cumulative effect of an accounting
        change                                                  --               --            (0.04)              --
                                                      ------------     ------------     ------------     ------------
        Net income/(loss)                             $      (0.11)    $       0.60     $      (1.44)    $       1.49
                                                      ============     ============     ============     ============

For the three and nine months ended September 30, 2001 approximately 3.7 million shares related to employee stock options were not considered in calculating diluted earnings per share, because inclusion of such shares would have had an anti-dilutive effect.

7.       RELATED PARTY TRANSACTIONS

During the current quarter, Atlas Air, Inc. declared and paid a $2 million dividend to Atlas Air Worldwide Holdings, Inc. (Holding Co.) to satisfy working capital requirements incurred during the ordinary course of business of Holding Co. The transaction resulted in a reduction in the investment balance recorded on Holding Co.'s investment in subsidiary and an increase in cash, and a corresponding reduction in cash and retained earnings recorded in Atlas Air, Inc.'s financial statements at September 30, 2001. With the exception of this transaction, the financial statements of the two companies are identical.

8.       RESTRUCTURING CHARGE

During the 2001 second quarter, the Company announced measures designed to respond to the current global economic environment and the corresponding decline in air cargo demand. Accordingly, during the second quarter the Company announced it would furlough 105 crewmembers and reduce its ground-staff workforce by 200 employees. Under the restructuring plan finalized by the Company in the second quarter of 2001, the affected employees received severance and termination benefits.

In accordance with Emerging Issues Task Force (EITF) No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges", during the second quarter the Company recognized a liability for cost of termination benefits to be provided to involuntarily terminated employees and also recorded other liabilities associated with the restructuring. This restructuring charge of $3.9 million is recorded in the 2001 income statement for the nine months ended September 30, under the caption `Restructuring and impairment'. This liability has been reduced by $2.6 million representing primarily employee severance payments made since June 2001 and the liability at September 30, 2001 was $1.3 million. The total number of employees terminated through September 30, 2001 under the restructuring plan were 192.

9.       AIRCRAFT HELD-FOR SALE

Due to the current and forecast global economic environment and the corresponding decline in air cargo demand, the Company restructured its operating business plan and decided to take six aircraft out of service and make them available for sale. These aircraft have been isolated from the rest of the fleet and the Company is actively marketing the aircraft. Subsequent to September 11, the Company experienced an increase in demand for charter services, both commercial and military. To respond to this demand, the Company utilized four of the six aircraft. However, the Company retains the flexibility to take the aircraft back out of service should a buyer be found or charter demand soften. The Company accounts for its aircraft in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, the aggregate carrying amount of the aircraft of $246.2 million was reduced to the expected net realizable value of $192.1 million, resulting in an impairment charge recorded in the second quarter 2001 of $54.1 million. The net realizable value of the aircraft was based on a market assessment of the value of the aircraft. The impairment charge is recorded in the 2001 income statement for the nine months ended September 30, under the caption `Restructuring and impairment'.

10.      SFAS 121 IMPAIRMENTS AND OTHER EXIT COSTS

In conjunction with the closure of some of the Company's locations and employee layoffs, the Company recorded an impairment charge of approximately $0.7 million related to computer hardware and software and leasehold improvements at the closed locations. The charge represents the entire carrying value of these assets, as the Company believes that these assets have no resale value.

The changed business environment described above resulted in a review of the Company's strategy related to the construction of its maintenance hangar at Miami International Airport. The Company recorded an impairment charge of $12.5 million in the second quarter to write off $8.6 million of costs currently capitalized and accrue for $3.9 million of costs related to site restoration and lease termination costs to discontinue the project. The reserve balance as of September 30, 2001 was $3.9 million.

The total impairment charge of $13.2 million is recorded in the 2001 income statement for the nine months ended September 30, under the caption `Restructuring and impairment'.

11.      COMMITMENTS AND CONTINGENCIES

In October 2000, the Company exercised options under the Boeing Purchase Agreement for four additional 747-400's to be delivered in 2002. Advance payments scheduled for the remainder of 2001 total $13.1 million. The Company has entered into discussions with The Boeing Company that include the possible deferral of the 747-400 deliveries otherwise scheduled for next year. Depending on the outcome of these discussions, the deposit schedule may change. The Company plans to use internally generated funds together with general Company financings and aircraft financings to fund the remaining cost of these aircraft.

In March 2000, Atlas Air, Inc. received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. During the second quarter 2001, this matter was resolved when the competent tax authority in India sent a letter acknowledging that the Company is exempt from Indian taxes under Article 8 of the India/U.S. tax treaty.

On May 24, 2000, the Airline Pilots Association (ALPA) filed suit against Atlas Air, Inc. in the Southern District of Florida seeking to enjoin, as a violation of the Railway Labor Act, its establishment of a subsidiary in the United Kingdom to conduct overseas operations out of London Stansted Airport. The case was recently moved to the Eastern District of New York and hearing of the case is set to begin no sooner than December 2001. The Company believes the suit is without merit and intends to defend its actions in the courts.

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

12.      EFFECT OF THE EVENTS ON SEPTEMBER 11, 2001

Immediately following the terrorist attacks on September 11, the Federal Aviation Administration (FAA) closed the U.S. airspace. Atlas resumed operations on September 14, after the FAA order was rescinded.

During the period in which flight operations were suspended, Atlas experienced contract revenue losses and incurred incremental expenses associated with crew and aircraft repositioning and added security measures. The estimate of incremental losses for the period during and immediately after the suspended operations is approximately $10 million.

13.      SUBSEQUENT EVENTS

In early October, 2001, the Company received $10.1 million from the Federal Government as its part of the first series of payments under the Air Transportation Safety and Stabilization Act which provides direct cash compensation to U.S. airlines for `direct and incremental' losses that resulted from the terrorist attacks, for the September 11, 2001 through December 31, 2001 period. The Company is reviewing recently drafted guidelines from the U.S. Department of Transportation that outline how payments under the Act will be made, and is also assessing its projected 2001 fourth quarter financial results to evaluate what the likely amount of the federal payments will be once the full September 11 through December 31 period is complete. Such total amount will be recognized in the fourth quarter.

On November 1, 2001, following the receipt of exemption authority from the U.S. Department of Transportation related to the acquisition of Polar Air Cargo (Polar), Atlas Air Worldwide Holdings, Inc. completed the previously announced acquisition of Polar from GE Capital Aviation Services (GECAS), a GE Capital company. The purchase price of $84 million was effectively reduced by $30 million through certain financing commitments as well as the restructuring of the associated aircraft leases. In addition, approximately half of the purchase price has been financed through a two-year amortizing term loan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The cargo operations of our airline customers are seasonal in nature, with peak activity typically occurring in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and Chinese New Year. Certain customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with us, and are expected to continue to do so in the future. As a result, our revenues typically decline in the first quarter of the year as our contractual aircraft utilization level typically decreases. We seek to schedule, to the extent possible, our major aircraft maintenance activities during this period to take advantage of any underutilized aircraft time.

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

         The table below sets forth selected pro-forma financial and operating data for the first nine months of 2001 and 2000 (dollars in thousands).

                                                   2001                                                2000
                           --------------------------------------------------    --------------------------------------------------
                             CUMU-          3RD           2ND          1ST         CUMU-          3RD          2ND           1ST
                            LATIVE        QUARTER       QUARTER      QUARTER      LATIVE        QUARTER      QUARTER       QUARTER
                           ---------     ---------     ---------    ---------    ---------     ---------    ---------     ---------
Total operating revenues   $ 480,060     $ 150,713     $ 149,035    $ 180,312    $ 566,806     $ 208,611    $ 191,783     $ 166,412
Operating expenses(a,b)      426,242       141,377       142,733      142,132      403,260       146,641      133,383       123,236
Operating income(a,b)         53,818         9,336         6,302       38,180      163,546        61,970       58,400        43,176
Other income (expense)(c)    (47,295)      (16,659)      (15,756)     (14,880)     (76,270)      (24,757)     (27,734)      (23,779)
Net income(loss)(a,b,c,d)     13,293        (2,613)          227       15,679       54,104        23,072       19,013        12,019
Block hours                   80,416        25,208        25,432       29,776       97,340        35,007       33,140        29,193
Average aircraft operated       35.0          35.8          35.0         34.2         32.0          33.0         32.6          30.5
Operating margin                11.2%          6.2%          4.2%        21.2%        28.9%         29.7%        30.5%         25.9%

                  a) Q1 2001 results exclude $22.8 million pre-tax charge related to the profit-sharing settlement expense

                  b) Q2 2001 results exclude $71.2 million pre-tax charge related to restructuring, impairment and other and $7.0 million pre-tax account reserve charge

                  c) 2001 results exclude SFAS 133 adjustments to fair value

                  d) Net income is before cumulative effect of a change in accounting principle.

OPERATING REVENUES

         Total operating revenues for the quarter ended September 30, 2001 decreased to $150.7 million from $208.6 million for the same period in 2000, or approximately 28%. The average number of aircraft in our fleet during the third quarter of 2001, including the six aircraft held for sale, was 35.8 compared to
33.0 during the same period in 2000. Total block hours for the third quarter of 2001 were 25,208 compared to 35,007 for the same period in 2000, a decrease of approximately 28%.

         Operating revenue per block hour increased to $5,979 for the third quarter of 2001 compared to $5,959 for the third quarter of 2000, reflecting higher utilization of the B747-400 fleet compared to the B747-200 fleet and a shift in charter pricing reflecting demand for charters with services beyond that provided under ACMI arrangements. Contract service revenue was $5,664 per block hour for the third quarter of 2001 compared to $5,738 per block hour during the third quarter 2000.

         Total operating revenues for the nine months ended September 30, 2001 decreased to $480.1 million from $566.8 million for the same period in 2000, or approximately 15% on a 17% decrease in block hours from 97,340 to 80,416. The average number of aircraft in our fleet during the first nine months of 2001 was
35.0 compared to 32.0 during the same period in 2000.

         Operating revenue per block hour increased by approximately 3% to $5,970 for the nine months ended September 30, 2001 compared to $5,823 for the same period in 2000. Contract service revenue was $5,570 per block hour for the nine months ended September 30, 2001 compared to $5,676 per block hour during the same period in 2000.

OPERATING EXPENSES

         Our principal operating expenses include flight crew salaries and benefits; other flight-related expenses; maintenance; aircraft and engine rentals; fuel costs for non-ACMI contract services and non-revenue flights; ground handling; depreciation and amortization; and other expenses.

         Flight crew salaries and benefits include all such current expenses for our pilot work force. Flight crew salaries and benefits decreased to $14.4 million in the third quarter of 2001 compared to $15.7 million in 2000, primarily due to a reduction in the aircraft block hours and the effect of flight crew furloughs announced in the second quarter compared to the prior period. While expense decreased by approximately 8% quarter over quarter, on a block hour basis this expense increased by approximately 27% to $570 per hour for the third quarter of 2001 from $448 per hour for the same period in 2000 due to a decline in block hours and the reinstatement of pilot profit sharing.

         For the first nine months of 2001 expense remained fairly consistent with the prior year, decreasing approximately 1% from $44.3 million to $43.7 million. On a block hour basis, this expense increased approximately 19% to $544 per hour from $456 per hour due to a decline in block hours and the reinstatement of pilot profit sharing. First quarter 2001 includes $22.8 million related to the profit sharing settlement on the profit sharing settlement expense line, which restored profit sharing payments to crew members retroactive to April 1999. The reduced crew staffing levels announced in May 2001, will favorably impact flight crew salaries. The Company continues to review future staffing levels, which could impact this expense category in the future.

         Other flight-related expenses include hull and liability insurance on our aircraft, crew travel and meal expenses, initial upgrade and recurrent crew training costs and other expenses necessary to conduct our flight operations, such as communication and navigation fees.

         Other flight-related expenses decreased to $11.6 million in the third quarter of 2001 from $16.5 million in the third quarter of 2000, a reduction of approximately 30% due in large part to a similar reduction in aircraft block hours for the same periods. For the nine months ended September 30, 2001 other flight-related expenses decreased to $35.3 million compared to $44.5 million in the same period of 2000, a reduction of approximately 21%. These decreases were primarily due to reduced flying levels as compared to the same period in the prior year. On a block hour basis, other flight-related expenses decreased approximately 3% to $459 per block hour for the third quarter of 2001 from $471 per block hour for the same period in 2000, and decreased by approximately 4% to $439 per hour for the nine months ended September 30, 2001 compared to $457 per hour for the same period in 2000.

         Maintenance expense includes all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. In January 1995 we contracted with KLM for a significant part of our regular maintenance operations and support on a fixed cost per flight hour basis. In December 1999, we entered into a ten-year maintenance agreement with MTU Maintenance Hanover, a subsidiary of Daimler Chrysler Aerospace, to provide regular maintenance at a fixed rate per flight hour for engines which were previously serviced under the KLM agreement, plus additional engines. Pursuant to a ten-year agreement with General Electric Company (GE), effective October 1996, certain additional aircraft engines were accepted into the GE engine maintenance program, on a fixed cost per flight hour basis. During 1998, we entered into separate long-term contracts with Lufthansa Technik for the airframe maintenance and with GE for the engine maintenance of the 747-400 freighter aircraft, effective with the introduction of the 747-400 freighter aircraft into our fleet during the second half of 1998. Our maintenance contracts generally include provisions for annual escalation.

         Maintenance expenses are primarily driven by the level of flying activity. As a consequence of reduced block hours, maintenance expense decreased to $28.5 million in the third quarter of 2001 from $37.8 million in the same period of 2000, a reduction of approximately 25%. For the nine months ended September 30, 2001 maintenance expense decreased to $90.2 million from $106.1 million, a reduction of approximately 15%. On a block hour basis, maintenance expense increased by approximately 5% quarter over quarter and increased by approximately 3% for the first nine months of 2001 compared to the year-earlier period.

         Aircraft and engine rentals include the cost of leasing aircraft and spare engines, as well as the cost of short-term engine leases required to replace engines removed from our aircraft for either scheduled or unscheduled maintenance and any related short-term replacement aircraft lease costs.

         Aircraft and engine rentals were $31.5 million in the third quarter of 2001 compared to $19.3 million in the same period of 2000, an increase of approximately 63%. For the first nine months of 2001, aircraft and engine rentals were $94.0 million compared to $54.0 million in the first nine months of 2000, an increase of approximately 74%. The increases were due to the increase in the number of leased aircraft period over period, which increased aircraft rental expense, but reduced depreciation and interest expense. There have been no new leases since the quarter ended December 31, 2000, but the Company, from time to time, engages in discussions with third parties regarding possible lease financing of aircraft currently in or new to our fleet.

         Because of the nature of our ACMI Contracts (Aircraft, Crew, Maintenance and Insurance), our airline customers generally bear all other operating expenses. As a result, we seldom incur fuel and ground handling expenses except when we operate on our own behalf either in scheduled services, for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services, Charters and Scheduled service include both the direct costs of aircraft fuel as well as the cost of delivering fuel into the aircraft. Ground handling expenses for non-ACMI Contract service, Charters and Scheduled service include the costs associated with servicing our aircraft at the various airports to which we operate.

         Fuel and ground handling costs decreased by approximately 7% to $9.1 million for the third quarter of 2001 from $9.8 million for the third quarter of 2000, and decreased by approximately 3% to $20.1 million for the first nine months of 2001 from $20.6 million for the first nine months of 2000. The quarter and year-to-date decreases were primarily due to lower average fuel costs, coupled with lower other ground handling costs in the current quarter for our core operations offset by increases from charter demand with services beyond that provided under ACMI arrangements.

         Depreciation and amortization expense includes depreciation on aircraft, spare parts and ground equipment, and the amortization of capitalized major aircraft maintenance and engine overhauls. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost.

         Depreciation and amortization expense decreased to $22.4 million in the third quarter of 2001 from $25.4 million in the same period of 2000, a reduction of approximately 12%, and to $63.0 million in the first nine months of 2001 from $72.7 million in the year-earlier period, a reduction of approximately 13%. These decreases primarily reflect the greater number of leased versus owned aircraft in the fleet as compared to the prior quarter and prior year, and the cessation of depreciation for aircraft currently held for sale; partially offset by additions to property and equipment, computers and leasehold improvements.

         Other operating expenses include salaries, wages, benefits, travel and meal expenses for non-crew members and other miscellaneous operating costs.

         Other operating expenses, increased to $23.9 million in the third quarter of 2001 from $22.2 million in the same period of 2000. For the first nine months of 2001 other operating expenses, excluding a $7.0 million charge related to an allowance for account reserve recorded in the 2001 second quarter, increased to $80.0 million from $61.0 million for the same period of 2000. These increases were primarily due to additional personnel and other resources required for the anticipated expansion and continued operation of our fleet during the first half of 2001. On a block hour basis, these expenses increased to $948 per hour in the third quarter of 2001 from $634 per hour in the same period of 2000, an increase of approximately 49% and to $995 per hour for the first nine months of 2001 from $626 per hour in the same period of 2000, an increase of approximately 59%.

RESTRUCTURING AND  IMPAIRMENT

         During the second quarter, the Company announced measures designed to respond to the current global economic environment and the corresponding decline in air cargo demand. Accordingly, during the 2001 second quarter the Company announced it would furlough 105 crewmembers and reduce its ground-staff workforce by 200 employees. Under the restructuring plan finalized by the Company in the second quarter of 2001, the affected employees received severance and termination benefits.

         In accordance with Emerging Issues Task Force (EITF) No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges", during the second quarter the Company recognized a liability for cost of termination benefits to be provided to involuntarily terminated employees and also recorded other liabilities associated with the restructuring. This restructuring charge of $3.9 million is recorded in the 2001 income statement for the nine months ended September 30, under the caption `Restructuring and impairment'. This liability has been reduced by $2.6 million representing employee severance payments made since June 2001 and the liability at September 30, 2001 was $1.3 million. The total number of employees terminated through September 30, 2001 under the restructuring plan were 192.

         The crew member furlough, which commenced in May 2001 was completed in the second quarter. The ground staff layoffs and other associated restructuring activities, which commenced in June 2001 were substantially complete by the end of the third quarter. There were no revisions to the initial restructuring cost estimates that were recorded in the second quarter. These restructuring activities are expected to have no adverse material impact on the ongoing operations of the Company.

         Due to the current and forecast global economic environment and the corresponding decline in air cargo demand, the Company restructured its operating business plan and decided to take six aircraft out of service and make them available for sale. These aircraft have been isolated from the rest of the fleet and the Company is actively marketing the aircraft. Subsequent to September 11 the

Company experienced an increase in demand for charter services, both commercial and military. To respond to this demand, the Company utilized four of the six aircraft. However, the Company retains the flexibility to take the aircraft back out of service should a buyer be found or charter demand soften. The Company accounts for its aircraft in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, the aggregate carrying amount of the aircraft of $246.2 million was reduced to the expected net realizable value of $192.1 million, resulting in an impairment charge recorded in the second quarter 2001, of $54.1 million. The net realizable value of the aircraft was based on a market assessment of the value of the aircraft. The impairment charge is recorded in the 2001 income statement for the nine months ended September 30, under the caption `Restructuring and impairment'.

         In conjunction with the closure of some of the Company's locations and employee layoffs, the Company recorded an impairment charge of approximately $0.7 million related to computer hardware and software and leasehold improvements at the closed locations. The charge represents the entire carrying value of these assets, as the Company believes that these assets have no resale value.

         The changed business environment described above resulted in a review of the Company's strategy related to the construction of its maintenance hangar at Miami International Airport. The Company recorded an impairment charge of $12.5 million in the second quarter to write off $8.6 million of costs currently capitalized and accrue for $3.9 million of costs related to site restoration and lease termination costs to discontinue the project. The reserve balance as of September 30, 2001 was $3.9 million.

           The total impairment charge of $13.2 million is recorded in the 2001 income statement for the nine months ended September 30, under the caption `Restructuring and impairment'.

OPERATING INCOME

         Operating income for the quarter ended September 30, 2001 decreased to $9.3 million from $62.0 million for the same period in 2000, a reduction of 85%. Operating income for the nine months ended September 30, 2001, excluding the $78.2 million charge recorded in the second quarter related to restructuring, impairment and account reserve and $22.8 million charge related to the pilot profit-sharing settlement recorded in the first quarter, decreased to $53.8 million from $163.5 million for the same period in 2000, a reduction of approximately 67%.

OTHER INCOME (EXPENSE)

         Other income (expense) consists of interest income, interest expense and fair value changes in derivative instruments. Interest income for the third quarter of 2001 was $4.1 million compared to $7.3 million for the same period of 2000, and $16.9 million for the first nine months of 2001 compared to $20.2 million for the same period in 2000, primarily due to reductions in the average interest rates and reduced investment balances. Interest expense decreased to $20.7 million for the third quarter of 2001 from $32.0 million for the third quarter of 2000, and to $64.2 million for the nine months ended September 30, 2001 from $96.4 million for the nine months ended September 30, 2000, or approximately 35% and 33%, respectively. This decrease reflects the effect of principal payments during 2000 and the first nine months of 2001 and repayment of debt on sale-leaseback aircraft, resulting in a shift from interest expense to aircraft lease expense. The change in the fair value of the interest rate swap from June 30, 2001 to September 30, 2001 of $2.5 million was recorded in accordance with the provisions of SFAS 133.

INCOME TAXES

         Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," the Company recorded a tax provision based on tax rates in effect during the period. The Company's statutory rate differs from the effective rate due to significant capital costs, which are depreciated at an accelerated rate for tax purposes. Income tax expense for the first nine months of 2001 was positively affected through the application of the newly enacted Extraterritorial Income Exclusion (EIE) tax regime. EIE allows us to exclude 30% of our aircraft leasing income from taxable income where the leased aircraft are used predominately outside the United States. The income exclusion is effective for our qualifying revenue beginning on October 1, 2000. The Company has recorded the entire benefit of $8.7 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet reflected cash and cash equivalents and short-term investments of $359.1 million and $559.0 million at September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001, all investments with maturity dates exceeding 90 days are classified as short-term; at December 31, 2000, investments with maturities exceeding one year were classified as long-term and included in `Deposits and other'. Long-term investments totaling $43.0 million were included in `Deposits and other' at December 31, 2000. At September 30, 2001 the Company had working capital of $355.6 million compared to $483.3 million at December 31, 2000.

         Cash used in operations for the nine months ended September 30, 2001 was $70.8 million, compared to $93.3 million provided by operations for the first nine months of 2000. Cash used in operations for the nine months ended September 30, 2001 was primarily attributable to the net loss for the period adjusted for non-cash charges such as depreciation and impairment charges, reduction in deferred tax liability, accrued expenses and income taxes, adoption of SFAS 133 and gains on the disposition of property and equipment; offset by reductions in deposits and other, and accounts receivables. Cash provided by operations for the nine months ended September 30, 2000 was primarily attributable to net income for the period adjusted for non-cash charges such as depreciation, and increases in deferred tax liability and income tax payable; offset by increases in accounts receivable and other, deposits and other, and reductions in accounts payable and accrued expenses.

         Cash used in investing activities for the nine months ended September 30, 2001 was $119.2 million, compared to $286.1 million for the first nine months of 2000. For the nine months ended September 30, 2001, cash used in investing activities was comprised of purchases of property and equipment, net of proceeds from the sale of equipment, of $110.2 million; and purchases of short-term and long-term investments, net of maturities, of $9.0 million. Property and equipment purchases in 2001 comprised primarily of initial deposits associated with four new Boeing 747-400s, and other capital improvement costs including aircraft maintenance. Cash used in investing activities for the nine months ended September 30, 2000 consisted of purchases of property and equipment, net of proceeds from the sale of equipment, of $297.5 million; offset by maturities of short-term and long-term investments, net of purchases, of $11.5 million. Property and equipment purchases in 2000 comprised primarily of acquisition costs associated with the new Boeing 747-400 aircraft, purchases of spare airframe and engine parts associated with the new aircraft in our fleet, purchases of spare engines for the 747-400s, and other capital improvements including leasehold improvements to our various offices and upgrades and improvements to our accounting and inventory computer systems.

         Cash used in financing activities for the nine months ended September 30, 2001 was $67.3 million, compared to $214.8 million provided by financing activities for the first nine months of 2000. For the nine months ended September 30, 2001, cash used in financing activities consisted primarily of principal payments on debt, net of proceeds, of $65.5 million and debt issuance and deferred lease costs of $2.8 million; offset by proceeds from the issuance of common stock and treasury stock, net of treasury stock purchases, of $0.9 million. Cash provided by financing activities for the nine months ended September 30, 2000 consisted of proceeds from issuance of common stock of $107.0 million, debt issuance and lease financing, net of principal payments, cash restricted for letter of credit and debt issuance and deferred lease costs of $107.0 million and net proceeds from the issuance of treasury stock under the employee stock purchase plan of $0.8 million.

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

         Certain of the Company's debt agreements contain financial ratio covenants. As of September 30, 2001, the Company's requirement to meet those covenants was waived by its lenders. The waiver expires December 14, 2001. Throughout the quarter, the Company had been working with the Administrative Agent and had arrived at an agreement which, among other things, would have amended the subject covenants through December 31, 2002. The agreement was subject to the simple majority approval of the lenders to the facilities. The Company and the Agent had tentatively established a date for a presentation to the lenders in these facilities for shortly after September 11, 2001. Given the upheaval to both aviation and financial markets, the Company proceeded to seek the short-term waiver of compliance noted above. The Company will shortly commence negotiations with its lenders regarding an amendment to the covenant levels through December 31, 2002. The Company is confident that it will be able to negotiate such approval. If the Company is unable to successfully negotiate such waivers prior to December 14, 2001, the lenders would have a right to accelerate repayment of the related debt.

         In October 2000, the Company exercised options under the Boeing Purchase Agreement for four additional 747-400's to be delivered in 2002. Advance payments scheduled for the remainder of 2001 total $13.1 million. The Company has entered into discussions with The Boeing Company that include the possible deferral of the 747-400 deliveries otherwise scheduled for next year. Depending on the outcome of these discussions, the deposit schedule may change. The Company plans to use internally generated funds together with general Company financings and aircraft financings to fund the remaining cost of these aircraft.

RECENT DEVELOPMENTS

         On November 1, 2001, following the receipt of exemption authority from the U.S. Department of Transportation related to the acquisition of Polar Air Cargo (Polar), Atlas Air Worldwide Holdings, Inc. completed the previously announced acquisition of Polar from GE Capital Aviation Services (GECAS), a GE Capital company. The purchase price of $84 million was effectively reduced by $30 million through certain financing commitments as well as the restructuring of the associated aircraft leases. In addition, approximately half of the purchase price has been financed through a two-year amortizing term loan.

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

FORWARD-LOOKING INFORMATION

         Certain statements included or incorporated by reference in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 2lE of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company at the date of this report. Some factors that could significantly impact net income, revenues, expenses, and block hours include, without limitation, the adverse impact of the September 11 terrorist attacks on the economy in general; the demand for air cargo; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred or to be incurred as a consequence of the attacks; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise financing in light of the September 11 events; the price of jet fuel; actions of the U.S., foreign and local governments; the economic environment of the airline industry and the economic environment in general. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in Atlas Air, Inc.'s Form 10-K for December 31, 2000.

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

         In March 2000, Atlas Air, Inc. received an order from the Government of India ("India") seeking approximately $1.1 million in taxes (plus interest of approximately $1.1 million and possible penalties) for the tax year 1996 to 1997. During the second quarter, this matter was resolved when the competent tax authority in India sent a letter acknowledging that the Company is exempt from Indian taxes under Article 8 of the India/U.S. tax treaty.

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




                       ATLAS AIR WORLDWIDE HOLDINGS, INC.
                                  (Registrant)




Date:  November 14, 2001       By:  /s/ Douglas A. Carty
                                    --------------------------------------------
                                    Douglas A. Carty
                                    Senior Vice President and Chief Financial
                                        Officer




                                 ATLAS AIR, INC.
                                  (Registrant)




Date:  November 14, 2001       By:  /s/ Douglas A. Carty
                                    --------------------------------------------
                                    Douglas A. Carty
                                    Senior Vice President and Chief Financial
                                        Officer