Form 10-K405
period 2001-12-31
ATLAS AIR INC
filed 2002-04-01
CIK 941552

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                         COMMISSION FILE NUMBER 0-25732

                                ATLAS AIR, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1207329
(State or other jurisdiction of incorporation
               or organization)                     (I.R.S. Employer Identification No.)

     2000 WESTCHESTER AVE., PURCHASE, NY                           10577
   (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (914) 701-8000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Atlas Air, Inc. is a wholly-owned subsidiary of Atlas Air Worldwide Holdings, Inc., and there is no market for the Registrant's common stock. As of March 15, 2002, 100 shares of the Registrant's common stock were outstanding.

     The Registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instruction I(1)(a) and (b) of Form 10-K.

                      DOCUMENTS INCORPORATED BY REFERENCE
DESCRIPTION OF DOCUMENT                                    PART OF THE FORM 10-K
Portions of Atlas Air Worldwide                                  Part I (Item 1)
Holdings, Inc.'s Annual Report for                                           and
2001 on Form 10-K                                        Part IV (Item 14(a)(3))
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Atlas Air, Inc., a Delaware corporation, is a wholly-owned subsidiary of Atlas Air Worldwide Holdings, Inc., a Delaware corporation. All references to "Atlas Air," "the Company," "we," "us," or "our," refers to Atlas Air, Inc. and its subsidiaries. Our principal executive offices are located at 2000 Westchester Avenue, Purchase, New York 10577 and our telephone number is (914) 701-8000. We are the world's largest air cargo outsourcer, operating the largest fleet of Boeing 747 freighter aircraft in the world.

     Founded in 1992, Atlas Air began service with one Boeing 747-200 contracted to China Airlines. First publicly traded on NASDAQ in 1995 under the symbol ATLS, Atlas Air transferred its listing to the New York Stock Exchange on November 11, 1997, trading under the symbol CGO. The holding company structure was adopted in February 2001. Atlas Air's principal business has been the provision of aircraft, crew, maintenance and insurance (ACMI) services for a number of the world's leading airlines. Under an ACMI contract, clients receive a dedicated aircraft in exchange for a guaranteed minimum monthly level of operation. This model allows clients to utilize Atlas Air efficiencies in order to expand their presence in the world's cargo markets without committing to aircraft ownership.

     In 2001, Atlas Air also announced an expansion of its product line to include a broader array of products and services. These new services are based on the ACMI Contract model and include fractional ACMI, or the contractual provision of a portion of the capacity of one or more aircraft to multiple customers; partial ACMI, or the provision of an aircraft on less than a full time basis; dry leases for aircraft (with maintenance and insurance if requested); among other possibilities. These products typically require our customers to commit to certain utilization levels under seasonal contracts, and in many instances the revenue and cost structure vary from an ACMI Contract, as the operations may include arrangements for the provision of fuel, and ground handling and flight related expenses. We anticipate that airline customers will find these products to be desirable and complementary to their own business strategy, because risks that would otherwise be borne by a single customer, such as contract term, load factor, fuel and ground handling, are shared among several parties. To help facilitate the delivery of these expanded product lines, Atlas Air has established hubs in Liege, Belgium and Miami, Florida.

     For more information concerning the operations of Atlas Air, please refer to the Atlas Air Worldwide Holdings, Inc. Form 10-K filed for the year ended December 31, 2001, which is incorporated herein by reference.

RISK FACTORS

     Investors and prospective investors should consider the following risk factors in conjunction with other information provided in this Form 10-K, and in conjunction with the Atlas Air Worldwide Holdings, Inc. Form 10-K filed for the year ended December 31, 2001:

  ABILITY TO SERVICE DEBT AND LEASE PAYMENTS -- We have substantial indebtedness and lease payment obligations that we may not be able to service.

     We are highly leveraged. As of December 31, 2001, our total long-term debt outstanding, net of current portion, was approximately $939 million, and our long-term lease obligations, net of current portion, were approximately $2.0 billion. Our high degree of leverage could have important consequences to prospective investors, including the following:

     - our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be diminished in the future;

     - a substantial portion of our cash flow from operations will be required for the payment of principal and interest on our indebtedness and lease payments, thereby reducing the funds available for our operations and other purposes;

     - we may be substantially more leveraged than some of our competitors, which may place us at a competitive disadvantage; and

     - our substantial degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable in the event of a downturn in our business or general economic conditions.

     Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance, our indebtedness and to make scheduled payments under our lease obligations depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance, however, particularly in light of the current depressed air cargo market that our business will continue to generate sufficient cash flow from operations in the future to service our debt and lease obligations. If unable to do so, we may be required to refinance all or a portion of our existing debt and leases, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms.

  NEW AIRCRAFT FINANCING -- If we are unable to secure financing for our new aircraft deliveries, it may have a material adverse effect on our financial position and results of operations.

     Under the terms of the Boeing Purchase Agreement, in October 2000 Atlas Air exercised options for four Boeing 747-400 freighter aircraft to be delivered in 2002. During 2001, Atlas Air reached an agreement with Boeing to amend the delivery dates of the aircraft, whereby three of the aircraft are scheduled to be delivered in 2002 and one aircraft in 2003. Atlas Air does not currently have firm financing in place for any of the four Boeing 747-400 aircraft scheduled for delivery in 2002 and 2003. However, Atlas Air is currently in discussions with several sources for financing these aircraft. The inability to secure financing for the Boeing 747-400 deliveries could result in a default under the Boeing Purchase Agreement, which would permit Boeing to accelerate payments due under the Boeing Purchase Agreement. Such acceleration would cause a default in covenants of certain of the Company's indebtedness which would permit the lenders to accelerate payment of a significant portion of all indebtedness, which event would have a material adverse effect on the Company's financial position and results of operations. However, Boeing has made an offer to finance by sale-leaseback, each of the aircraft to be delivered in 2002, under terms which are more favorable to Boeing. If Atlas Air is unable to secure other financing more favorable to the Company, management believes it has the option to utilize the proposed Boeing financing.

  RESTRICTIONS IMPOSED BY TERMS OF OUR INDEBTEDNESS AND LEASE
  OBLIGATIONS -- Restrictive covenants contained in our debt and lease instruments limit our ability to incur additional indebtedness and expand our operations.

     Certain of our debt instruments and lease agreements limit our ability to undertake certain transactions. These instruments and agreements restrict our ability to:

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

     Currently, under the terms of Atlas Air's Senior Notes, we do not meet the financial ratios required in order to permit additional borrowing or investments. Our failure or inability to obtain covenant relief on the Senior Notes or our other debt instruments, if necessary, will restrict our ability to borrow money which could have a material adverse effect on our business.

     In addition, certain of our other debt instruments contain other more restrictive financial and operating covenants. Our ability to meet such financial ratios and tests may be affected by events beyond our control. We cannot give assurances that we will continue to meet such tests. A breach of any of these covenants could result in a default under certain debt or lease instruments, which would permit the lenders or lessors, as the case may be, to elect to declare all amounts outstanding, under such debt or leases together with accrued interest, to be immediately due and payable. If we are unable to repay those amounts, such lenders or lessors, as the case may be, could proceed against the collateral granted to them to secure that indebtedness, or the lessors could repossess the collateral. If our lenders accelerate the payment of indebtedness, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

  EXPANSION OF PRODUCT LINE AND SERVICES -- Failure to successfully execute our new expanded product service initiatives may have a material adverse effect on our financial position and results of operations.

     In 2001, we announced an expansion of our product line to include a broader array of products and services. These new services are based on the ACMI Contract model and include fractional ACMI, or the provision of a portion of the capacity of one or more aircraft; partial ACMI, or the provision of an aircraft on less than a full time basis; and dry leases for aircraft (which may include maintenance and insurance if requested). These products typically require customers to commit to certain utilization levels under seasonal contracts, and in many instances the revenue and cost structure vary from an ACMI Contract, as the operations may include arrangements for the provision of fuel, and ground handling and flight related expenses. We believe that airline customers will find these products to be desirable and complementary to their own business strategy, because risks that would otherwise be borne by a single customer, such as contract term, load factor, fuel and ground handling, are shared among several parties. To help facilitate the delivery of these expanded product lines, we have established hubs in Liege, Belgium and Miami, Florida. Failure to successfully execute on the expanded product line plan, in the absence of compensating improvements in other parts of the business, could have a material adverse effect on our financial position and results of operations.

  LABOR STRIKE -- Any labor disruption or labor strikes would adversely affect our ability to conduct our business.

     All of our U.S. crew members are represented by unions. Collectively, these employees represent approximately 56% of our workforce as of December 31, 2001. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If Atlas Air is unable to negotiate a contract with its crew members, we may be subject to work interruptions and /or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under ACMI contracts and other agreements and could have a material adverse effect on our financial condition and results of operations.

  DEPENDENCE ON SIGNIFICANT CUSTOMERS; GEOGRAPHIC CONCENTRATION -- The loss of a significant customer, or political and economic instability in the markets we serve, may adversely affect our business.

     In 2001, China Airlines Ltd. accounted for approximately 15% of our total operating revenues, and no other customer accounted for 10% or more of our total operating revenues. We believe that our relationships with our customers are mutually satisfactory, as evidenced by the fact that we have renewed and, in certain cases, added a number of ACMI Contracts with our existing customers. However, there can be no assurance that any of our ACMI Contracts will be renewed upon their expiration. The scheduled termination dates for the current long-term ACMI Contracts range from 2002 to 2004. See "Business -- ACMI Contracts" in the Atlas Air Worldwide Holdings, Inc. Form 10-K filed for the year ended December 31, 2001, which is incorporated herein by reference. The failure to renew any of our ACMI Contracts, or the renewal of any of our ACMI Contracts on less favorable terms, could have a material adverse effect on our results of operation. Additionally, we have concentrated a significant percentage of our resources in routes between the United States and Asia and the Pacific Rim and between Europe and Asia and the Pacific Rim. Any economic decline or any military or political disturbance in these areas of the world might prevent or interfere with our ability to provide service to our Asian and Pacific Rim destinations and could have a material adverse effect on our results of operation. Continuation of the current economic downturn in Europe, Asia and the United States could adversely impact the cargo business of our customers which could eventually affect our ability to obtain new ACMI contracts or to obtain renewals of existing ACMI contracts on attractive economic terms.

  COMPETITION -- The market for air cargo services is highly competitive. If we do not successfully compete, our profits will suffer.

     A number of airlines currently provide services for themselves and for others, similar to the services we offer and new airlines may be formed that would also compete with us. Such airlines may have substantially greater financial resources than we do. In addition, certain retail air freight companies, such as Evergreen International and Northwest Cargo, compete with us on a limited, indirect basis, generally outside of the ACMI Contract operating structure. We believe that the most important elements for competition in the air cargo business are the range, payload and cubic capacities of the aircraft and the price, flexibility, quality and reliability of the cargo transportation service. Our ability to achieve our strategic plan depends upon our success in convincing major international airlines that outsourcing some portion of their air cargo business remains more cost-effective than undertaking cargo operations with their own incremental capacity and resources and upon our ability to continue to obtain higher ACMI Contract rates in connection with the Boeing 747-400 aircraft compared to those currently obtained in connection with existing Boeing 747-200 aircraft.

  AGING AIRCRAFT -- The maintenance and governmental compliance costs associated with older aircraft may adversely affect our profitability. The costs of complying with Directives and Service Bulletins for our Boeing 747-200/-300 aircraft could be substantial.

     Our fleet currently includes 24 Boeing 747-200/-300 (Classics) aircraft in service, all of which were manufactured between 1974 and 1990. Manufacturer Service Bulletins and the Federal Aviation Administration Airworthiness Directives issued under its "Aging Aircraft" program cause Boeing Classics aircraft operators to be subject to extensive aircraft examinations and require Boeing Classics aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. Directives have been issued that require inspections and minor modifications to Boeing Classics aircraft. It is possible that additional Service Bulletins or Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future. The cost of compliance with Directives and of following Service Bulletins cannot currently be estimated, but could be substantial.

  UTILIZATION OF FUTURE AIRCRAFT -- If we fail to contract for the use of additional aircraft as they become available our profitability will be harmed.

     We do not yet have ACMI Contracts for aircraft scheduled for delivery during 2002 and 2003. The failure to generate adequate revenue from new aircraft pending the commencement of and service under ACMI Contracts, or the failure to secure ACMI Contracts for such aircraft or to employ such aircraft in Scheduled Service or ad hoc charter service, as well as the aircraft currently in service in our fleet which may be returned to us pursuant to the terms of the ACMI Contracts, could have a material adverse effect on our results of operation. See "Business -- Aircraft" in the Atlas Air Worldwide Holdings, Inc. Form 10-K filed for the year ended December 31, 2001, which is incorporated herein by reference.

  REGULATORY MATTERS -- We are subject to continued compliance with governmental regulations and authorities. Failure to comply with relevant rules and regulations would adversely affect our business.

     Under the Federal Aviation Act of 1958, as amended and recodified at 49 U.S.C. Subtitle VII (the "Aviation Act"), the Department of Transportation and the FAA exercise regulatory authority over us. We have obtained the necessary authority to conduct flight operations, including a CPCN from the DOT and an Air Carrier Operating Certificate from the FAA; however, the continuation of such authority is subject to our continued compliance with applicable statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. All air carriers are subject to strict scrutiny and inspection by FAA officials and to the imposition of new regulatory requirements that can negatively affect their operations. We have been considered to be a high-growth carrier by the FAA and, therefore, have received heightened attention by the FAA and DOT. FAA approval is required for each of our long-term ACMI Contracts and DOT approval is required for each of our long-term ACMI Contracts with foreign air carriers. In addition, FAA approval is required for each of our short-term seasonal ACMI Contracts. In order to provide service to foreign points, we must also obtain permission for such operations from the applicable foreign governments and certain airport authorities. See "Business -- Governmental Regulation" in the Atlas Air Worldwide Holdings, Inc. Form 10-K filed for the year ended December 31, 2001, which is incorporated herein by reference.

     In addition, the DOT regulates the transportation of hazardous materials by air cargo carriers. Although customers are required to label shipments that contain hazardous materials, customers may not inform us when their cargo includes hazardous materials. Although we have never had such an incident, the transportation of unmanifested hazardous materials could result in fines, penalties, banning hazardous materials from our aircraft for a period of time, possible damage to our aircraft or other liability.

     We are subject to various international bilateral air services agreements between the United States and the countries to which we provide service. We also operate on behalf of foreign flag carriers between various foreign points without serving the United States. These services are subject to the bilateral agreements of the respective governments. Furthermore, these services require FAA approval but not DOT approval. We must generally obtain permission from the applicable foreign governments to provide service to foreign points. Moreover, in some instances, ACMI Contracts are subject to prior and/or periodic approvals of foreign governments, whose decisions may be affected by ongoing negotiations and relations with the United States. For example, a ruling last year by an aviation agency of the British government concluded that our long-term wet-leases of Boeing 747-400 freighter aircraft to British Airways no longer meets the "exceptional circumstances" exception necessary for their operating approval, due to changed market conditions in the United Kingdom. Should other countries adopt similar rules and/or begin enforcement of similar rules for political purposes, our business could be adversely affected.

  CONTROL BY PRINCIPAL SHAREHOLDER -- We are wholly owned by Atlas Air Worldwide Holdings, Inc. (AAWH) which has a single shareholder with a controlling interest in AAWH, who may be able to determine the outcome of all matters to be voted upon by its shareholders.

     As of March 15, 2002, Linda Chowdry, a member of our Board of Directors and widow of Michael A. Chowdry, our founder, beneficially owned approximately 44.3% of AAWH common stock. As a result, Ms. Chowdry may be able to direct and control our policies, including the election of directors, mergers, sales of assets and other such transactions.

  DEPENDENCE UPON KEY MANAGEMENT PERSONNEL -- Our executive officers and key employees are critical to our business. These officers and key personnel may not remain with us, and their loss may harm our operations.

     We believe that our success in acquiring ACMI Contracts, expanding our product line to include a broader array of products and services, providing scheduled service to international markets, and managing our operations will depend substantially upon the continued services of many of our present executive officers. The loss of the services of any of such persons could have a material adverse effect on our business. We have employment agreements with such officers, which are generally terminable at any time by either party.

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

  AVAILABILITY OF INSURANCE COVERAGE -- Increased insurance costs will affect our profitability.

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

     Following the terrorist attack of September 11, 2001, we and other airlines faced a cancellation of war risk insurance. The U.S. Government provided war risk insurance to U.S. airlines as there was no market provider of war risk coverage. It is expected that the government program will be replaced by commercial sources in 2002, at substantially higher rates. Although we believe that our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on our financial condition and could affect our ability to obtain insurance in the future.

  INDEPENDENT AUDITORS -- There is uncertainty concerning our continued use of Arthur Andersen, LLP as our independent auditors.

     The Company's independent certified public accountant, Arthur Andersen LLP, has informed the Company that on March 14, 2002, it was indicted on federal obstruction of justice charges arising from the U.S. government's investigation of Enron Corporation. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The Company's Audit Committee has been carefully monitoring this situation. As a public company, the Company is required to file with the Securities and Exchange Commission (the SEC) annual audited financial statements and quarterly financial statements reviewed by an independent certified public accountant. The SEC has announced that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. The Company's access to the capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to the Company or if for any other reason Arthur Andersen is unable to perform required audit-related services for the Company. In such a case, the Company would promptly seek to engage new independent certified public accountants or take such other actions as may be necessary to enable the Company to maintain access to the capital markets and produce timely financial reporting.

ITEM 2.  PROPERTIES

AIRCRAFT

     As of December 31, 2001, our current fleet of thirty-six aircraft includes twenty-one Boeing 747-200's, three Boeing 747-300's, and twelve Boeing 747-400's, as follows:

                                                       FLEET PROFILE
                              ---------------------------------------------------------------
                                                                                  AVERAGE AGE
                              AIRCRAFT TYPE    NO. OF AIRCRAFT   OWNED   LEASED   (IN YEARS)
                              --------------   ---------------   -----   ------   -----------
Existing fleet..............  Boeing 747-200          21(A)       16         5       21.8
                              Boeing 747-300           3           2         1(B)    14.3
                              Boeing 747-400          12           2        10(C)     2.2
                                                    ----          --      ----
          Total.............................          36          20        16
To be delivered.............  Boeing 747-400         4(D)

---------------

(A) Six of these aircraft were designated in May 2001 as available for sale. The five leased aircraft are leased from third parties under three leases expiring in 2007 and one lease each expiring in 2009 and 2010.

(B)  The aircraft is leased from a third party under a lease expiring in 2005.

(C) These aircraft are leased from third parties under three leases expiring in 2019, three leases expiring in 2021, and two leases each expiring in 2020 and 2024.

(D) Atlas Air acquired 12 new Boeing 747-400 freighter aircraft and exercised options for four additional aircraft. The four option aircraft are scheduled for delivery in 2002/2003.

     In the past, we have been successful in obtaining new customers, or establishing additional arrangements with existing customers, coincident with the delivery of aircraft into the fleet or soon thereafter. However, from time to time, we accept delivery of aircraft that have not been committed to a particular product line, including ACMI Contracts. These aircraft have been utilized temporarily as replacement aircraft during scheduled and unscheduled maintenance of other aircraft, as well as for ad hoc charter arrangements. Although we seek to identify a particular product line including new ACMI Contracts, there can be no assurance that such arrangements will have been made prior to the delivery of the four Boeing 747-400 aircraft scheduled to be delivered during 2002 and 2003. Our inability to secure ACMI Contracts for these aircraft or for existing aircraft upon termination of ACMI Contracts, or to employ such aircraft in ad hoc charter service, or other ACMI Products could have a material adverse effect on our business.

     From time to time, we engage in discussions with third parties regarding possible acquisitions of aircraft that could expand our operations, and engage in discussions with third parties regarding possible sales of aircraft to improve the mix and age of the fleet. We are in discussions with third parties for the possible acquisition and sale of aircraft in 2002 and beyond.

AIRCRAFT HELD FOR SALE

     Due to the 2001 global economic environment and the corresponding decline in air cargo demand, the Company restructured its operating business plan and decided to take six aircraft out of service and make them available for sale. These aircraft were isolated from the rest of the fleet and the Company is marketing the aircraft. Subsequent to September 11, 2001, the Company experienced an increase in demand for charter services, both commercial and military. To respond to this demand, the Company utilized four of the six aircraft. However, the Company retains the flexibility to take the aircraft back out of service should a buyer be found or charter demand soften. The Company accounts for its aircraft in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, the aggregate carrying amount of the aircraft of $246.2 million was reduced to the expected net realizable value of $147.2 million, resulting in an impairment charge of $99.0 million. This charge was recorded in two quarters, prior to and post September 11, 2001. In the second quarter of 2001, the impairment charge was $54.1 million and during the fourth quarter 2001, an additional impairment charge of $44.9 million was recorded related to these six aircraft. The net realizable values of these aircraft were based on a market assessment of the value of the aircraft. The impairment charges are recorded in the 2001 income statement under the caption "Restructuring and impairment".

FACILITIES

     Our principal offices are at 2000 Westchester Avenue, Purchase, New York where we lease 120,000 square feet under a twelve year lease which expires in May 2012. The office includes both operational and administrative support functions, including flight and crew operations, maintenance and engineering, material management, human resources, legal, finance and information technology. In addition, Atlas Air leases warehouse space at Miami International Airport (Dade County, Florida) on a month-to-month basis. The leased warehouse space is used to store aviation equipment and aircraft components used to maintain aircraft operated by us. We also maintain 2,000 square feet of warehouse space at JFK Airport in New York City, New York.

ITEM 3.  LEGAL PROCEEDINGS

     During April 2001, Atlas Air reached an agreement with Air Line Pilots Association (ALPA), to settle a lawsuit filed in May 1999 over the eligibility of the crew members to participate in Atlas Air's profit sharing plan, pursuant to the certification by the National Mediation Board (NMB) that crew members had voted for representation by ALPA. The agreement reinstated the crew members to the profit sharing plan, subject to future contract negotiation, and provided for the distribution of withheld past profit sharing to all eligible crew members. The amount totaled approximately $22.8 million. Atlas Air and ALPA also agreed to dismiss legal proceedings with prejudice and to bar any future legal claims as to crew members' exclusion from the profit sharing plan.

     On May 24, 2000, ALPA filed suit against Atlas Air in the Southern District of Florida seeking to enjoin, as a violation of the Railway Labor Act, the establishment of an Atlas Air subsidiary in the United Kingdom to conduct overseas operations out of London Stansted Airport. We believe the suit is without merit and intend to vigorously defend the action. This action is currently in the discovery phase.

     During November of 2001, Malaysian Airlines returned a leased aircraft to Atlas Air with one year remaining on the lease claiming a contractual right to do so. Atlas Air vigorously disputes this interpretation of the contract. In January of 2002, Atlas Air requested arbitration to settle the matter. Arbitration will take place in London during the second quarter of 2002. Atlas Air's claim seeks approximately $26.5 million plus interest, and Malaysian Airlines has counterclaimed for $22.0 million plus interest claiming they were misled as to their ability to cancel the agreement. We believe the counterclaim is without merit. The arbitrator is likely to decide this matter in the fourth quarter of 2002 or the first quarter of 2003.

     While the Company is, from time to time, involved in litigation in the ordinary course of our business, there are no other material legal proceedings pending against the Company or to which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     This Item is not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     This Item is not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     This Item is omitted under the abbreviated disclosure rules prescribed by General Instruction I(1)(a) and (b) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The tables below set forth selected financial and operating data for the four quarters of the years ended December 31, 2001, 2000 and 1999 (dollars in thousands).

                                                                 2001
                                  ------------------------------------------------------------------
                                  CUMULATIVE   4TH QUARTER   3RD QUARTER   2ND QUARTER   1ST QUARTER
                                  ----------   -----------   -----------   -----------   -----------
Total operating revenues........   $687,309     $207,249      $150,713      $149,035      $180,312
Operating expenses..............    725,337      198,067       141,377       220,947       164,947
Operating (loss)/income.........    (38,028)       9,182         9,336       (71,912)       15,365
Other income (expense)..........    (70,015)     (18,164)      (19,195)      (15,715)      (16,941)
Net loss(1).....................    (68,473)     (13,659)       (4,211)      (49,022)       (1,582)
Block hours.....................    110,714       30,298        25,208        25,432        29,776
Average aircraft................       35.3         36.0          35.8          35.0          34.2
Operating margin................       (5.5)%        4.4%          6.2%        (48.3)%         8.5%
Pre-tax operating margin........      (15.7)%       (4.3)%        (6.5)%       (58.8)%        (0.9)%

                                                                 2000
                                  ------------------------------------------------------------------
                                  CUMULATIVE   4TH QUARTER   3RD QUARTER   2ND QUARTER   1ST QUARTER
                                  ----------   -----------   -----------   -----------   -----------
Total operating revenues........   $790,468     $223,662      $208,611      $191,783      $166,412
Operating expenses..............    557,764      154,504       146,641       133,383       123,236
Operating income................    232,704       69,158        61,970        58,400        43,176
Other income (expense)..........    (95,177)     (18,907)      (24,757)      (27,734)      (23,779)
Net income......................     85,259       31,155        23,072        19,013        12,019
Block hours.....................    134,079       36,739        35,007        33,140        29,193
Average aircraft................       32.5         34.0          33.0          32.6          30.5
Operating margin................       29.4%        30.9%         29.7%         30.5%         25.9%
Pre-tax operating margin........       17.4%        22.5%         17.8%         16.0%         11.7%

                                                                 1999
                                  ------------------------------------------------------------------
                                  CUMULATIVE   4TH QUARTER   3RD QUARTER   2ND QUARTER   1ST QUARTER
                                  ----------   -----------   -----------   -----------   -----------
Total operating revenues........   $637,081     $198,778      $161,896      $138,568      $137,839
Operating expenses..............    449,592      137,272       113,727        97,461       101,132
Operating income................    187,489       61,506        48,169        41,107        36,707
Other income (expense)..........    (88,654)     (22,845)      (25,620)      (19,875)      (20,314)
Net income(2)...................     53,270       23,670        14,093        13,270         2,237
Block hours.....................    109,608       34,166        27,650        23,861        23,931
Average aircraft................       29.0         30.3          30.0          28.4          27.0
Operating margin................       29.4%        30.9%         29.8%         29.7%         26.6%
Pre-tax operating margin........       15.5%        19.4%         13.9%         15.3%         11.9%

---------------

(1) Net loss is after cumulative effect of a change in accounting principle for the 2001 Cumulative and 1st Quarter 2001 columns.

(2) Net income is after extraordinary item and cumulative effect of a change in accounting principle for the 1999 Cumulative and 1st Quarter 1999 columns.

     The cargo industry is generally seasonal in nature, with peak activity typically occurring in the second half of the year, and with a significant decline occurring in the first quarter. This decline in cargo activity is largely due to the decrease in shipping that occurs following the December and January holiday seasons associated with the celebration of Christmas and the Chinese New Year. Certain customers have, in the past, elected to use that period of the year to exercise their contractual options to cancel a limited number (generally not more than 5% per year) of guaranteed hours with us, and are expected to continue to do so in the future. As a result, our revenues typically decline in the first quarter of the year as our contractual aircraft utilization level temporarily decreases. We seek to schedule, to the extent possible, our major aircraft maintenance activities during this period to take advantage of any unutilized aircraft time.

     The aircraft acquisitions and lease arrangements are described in Note 7 of our December 31, 2001 consolidated financial statements. The timing of when an aircraft enters our fleet can affect not only annual performance, but can make quarterly results vary, thereby affecting the comparability of operations from period to period. In addition, the number of aircraft utilized from period to period as spare or maintenance back-up aircraft may also cause quarterly results to vary.

ACMI PRODUCTS

  ACMI CONTRACTS

     Our ACMI Contracts typically require our customers to guarantee monthly minimum aircraft utilization levels at fixed hourly rates and are typically in force for periods of one to five years, subject in certain limited cases to early termination provisions.

     At December 31, 2001, we had ACMI Contracts with 11 full-time customers. China Airlines Ltd. accounted for approximately 15%, and no other customer accounted for 10% or more, of our total revenues for the year ended December 31, 2001. In addition, we have also operated short-term, seasonal ACMI Contracts with companies such as UPS, FedEx and Emery Air Freight, among others, and anticipate doing so in the future.

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

  EXPANDED PRODUCT LINES

     In 2001, Atlas Air announced an expansion of its product line to include a broader array of products and services. These new services are based on the ACMI Contract model and include fractional ACMI, or the provision of a portion of the capacity of one or more aircraft; partial ACMI, or the provision of an aircraft on less than a full time basis; and dry leases for aircraft (which may include maintenance and insurance if requested). These products typically require our customers to commit to certain utilization levels under seasonal contracts, and in many instances the revenue and cost structure vary from an ACMI Contract, as the operations may include arrangements for the provision of fuel, and ground handling and flight related expenses. We anticipate that airline customers will find these products to be desirable and complementary to their own business strategy, because risks that would otherwise be borne by a single customer, such as contract term, load factor, fuel and ground handling, are shared among several parties. To help facilitate the delivery of these expanded product lines, Atlas Air has established hubs in Liege, Belgium and Miami, Florida.

OTHER FLIGHT OPERATIONS

     In order to optimize utilization of our fleet, we regularly participate in the ad hoc charter market where demand is relatively available. These operations complement our ACMI Product business by increasing aircraft utilization during low seasons, positioning flights for scheduled operations in directionally weak markets, enabling the performance of extra sections to respond to peak season demand, and diversifying our revenue streams. We participate in the Department of Defense Civil Reserve Air Fleet (CRAF) Program under contracts with the Airlift Mobility Command (AMC), where we have made our aircraft available to be utilized by the U.S. military in support of their operations, and operate such flights on competitively bid, full-cost contracts. Our participation in the U.S. military response to the September 11, 2001 terrorist attack has provided our business with significant additional revenues, and we expect to continue to operate for the AMC in 2002.

  2001 COMPARED TO 2000

     Results of Operations. The operating loss for the full year 2001 totaled $38.0 million versus an operating profit of $232.7 million in 2000. Included in the operating loss of 2001 was $116.2 million in restructuring and impairment charges, $22.8 million relating to a settlement of a profit sharing dispute with our pilots and $24.7 million of benefit from the Federal Stabilization Act claims. Excluding these items, operating profits would have been $76.3 million.

     Our loss before a cumulative effect of a change in accounting principle was $66.9 million in 2001, compared to income of $85.3 million in 2000. In the first quarter of 2001, we recorded a charge of $1.6 million (net of tax) associated with a cumulative change in accounting principle related to the fair-market valuation adjustment of an interest rate swap, as required by SFAS 133 (as defined). Including this cumulative change, the net loss for 2001 was $68.5 million compared to a net income of $85.3 million for 2000. This decline in profitability was due to unique, one time charges noted above, the general decline in demand from our customer base, and increased operating expenses.

     Operating levels decreased throughout 2001 caused by the marked decline in demand by our customers for air cargo services, with an increase in activity during the fourth quarter caused by seasonal demand. Block hours of 29,776 in the first quarter of 2001 dramatically declined during the next two subsequent quarters, and increased to 30,298 in the fourth quarter of 2001. Total operating revenue increased from $180.3 million in the first quarter to $207.2 million in the fourth quarter, representing higher block hour rates for the fourth quarter compared to those of the first quarter of 2001, primarily due to the seasonality of the business of our customers and increased military flying. We earned $9.2 million operating income and had a $13.7 million net loss in the fourth quarter of 2001, compared to $15.4 million operating income and a $1.6 million net loss in the first quarter of 2001. Operating income of $29.4 million for the fourth quarter of 2001 (excluding the $20.2 million net charge for additional fourth-quarter impairment and Federal Stabilization Act claims), decreased by approximately 23% compared to operating income of $38.2 million in the first quarter of 2001 (excluding the $22.8 million profit sharing settlement charge).

     Starting early in 2001, cargo industry participants felt the effects of a worldwide recession particularly evident in the U.S. market. During the second and third quarters of 2001, block hour production fell by 23% and 28%, respectively, compared to the same periods of 2000. During the fourth quarter 2001, block hour production decreased by approximately 18% as strong seasonal charter activity, combined with charter demand from the U.S. Military Air Mobility Command somewhat offset ACMI Contract block hour declines.

     During the second quarter 2001, we announced measures designed to respond to the current global economic environment and the corresponding decline in air cargo demand. Accordingly, we announced we would furlough 105 crew members and reduce our groundstaff workforce by 200 employees. Under the restructuring plan finalized in the second quarter of 2001, the affected employees received severance and termination benefits.

     In accordance with Emerging Issues Task Force No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructur-

ing)" and Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges", during the second quarter we recognized a liability for the cost of termination benefits to be provided to involuntarily terminated employees and also recorded other liabilities associated with the restructuring. This restructuring charge of $3.9 million is recorded in the 2001 income statement and is included under the caption 'Restructuring and impairment'. This liability has been reduced by $3.3 million representing primarily employee severance payments made since June 2001, and the resulting liability at December 31, 2001 was $0.6 million. The total number of our ground staff employees terminated through December 31, 2001 under the restructuring plan was 192.

     The Atlas Air crew member furlough, which commenced in May 2001, was completed in the second quarter. The ground staff layoffs and other associated restructuring activities, which commenced in June 2001, were substantially complete by the end of the third quarter. There were no revisions to the initial restructuring cost estimates that were recorded in the second quarter. These restructuring activities are expected to have no adverse material impact on our ongoing operations.

     At the time of the employee furloughs and reductions, we restructured our operating business plan and took six aircraft out of service and made them available for sale. These aircraft have been isolated from the rest of the fleet and we are marketing the aircraft, although post September 11, 2001, aircraft sale transactions have been significantly curtailed. We account for our aircraft in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, the aggregate carrying amount of the aircraft of $246.2 million was reduced to the expected net realizable value of $147.2 million, resulting in an impairment charge of $99.0 million. This charge was recorded in two quarters, prior to and post September 11, 2001. In the second quarter of 2001, the impairment charge was $54.1 million and during the fourth quarter of 2001, an additional impairment charge of $44.9 million was recorded related to these six aircraft. The net realizable values of these aircraft were based on a market assessment of the value of the aircraft. The impairment charges are recorded in the 2001 income statement under the caption 'Restructuring and impairment'. Subsequent to September 11, 2001, we experienced an increase in demand for charter services, both commercial and military. To respond to this demand, Atlas Air restored to operations four of the six parked aircraft, and retained the flexibility to take the aircraft back out of service should a buyer be found or charter demand soften.

     In conjunction with the closure of some of our locations and employee layoffs, we recorded an impairment charge of approximately $0.7 million related to computer hardware and software and leasehold improvements at the closed locations. The charge represents the entire carrying value of these assets, as we believe that these assets have no resale value.

     The changed business environment described above resulted in a review of our strategy related to the construction of our maintenance hangar at Miami International Airport. We recorded an impairment charge of $12.5 million in the second quarter to write off $8.6 million of costs currently capitalized and accrue for $3.9 million of costs related to site restoration and lease termination costs to discontinue the project. The reserve balance as of December 31, 2001 was $3.6 million. The total impairment charge of $13.2 million is recorded in the 2001 income statement under the caption 'Restructuring and impairment'.

     Immediately following the terrorist attacks on September 11, 2001, the FAA closed U.S. airspace. We resumed operations on September 14, 2001, after the FAA order was rescinded. During the period in which the flight operations were suspended, we experienced contract revenue losses and incurred incremental expenses associated with crew and aircraft repositioning and added security measures.

     In January 2002, Atlas Air filed an amended claim for $29.0 million under the Air Transportation Safety and Stabilization Act, which provides direct compensation to the U.S. airlines for direct and incremental losses that resulted from the terrorist attacks for the September 11, 2001 through December 31, 2001 period. During the fourth quarter of 2001, Atlas Air recognized $24.7 million as a reduction to the operating expenses for the fourth quarter, representing 85% of the total claim. In October 2001, the Federal government paid Atlas Air $10.1 million as an initial payment of our claim under the Federal Air Transportation Safety and Stabilization Act, and in February 2002, Atlas Air received an additional $11.4 million. Payment of the balance of the claim is dependent upon finalization of the DOT rules and guidelines related to the audit of the claims that have been filed by the airlines. Since payment of claims under this Act are subject to a DOT audit, there can be no assurances that the balance will be paid by the DOT or that upon the audit of the claim the DOT will not seek to recover amounts already paid to Atlas Air.

     Operating Revenues. Total operating revenues for the year ended December 31, 2001 decreased to $687.3 million compared to $790.5 million for 2000. This decline is largely attributable to a decline in overall block hour production. Revenue per block hour increased by approximately 5% to $6,208 for 2001, compared to $5,896 for 2000. The increase in unit revenue was due to the change in relative utilization of Boeing 747-400 aircraft versus Boeing 747-200 aircraft.

     Charters, scheduled service and other revenue grew to $81.9 million in 2001 versus $23.6 million in 2000. This increase was due principally to unusually high levels of ad hoc charter activity in the second half of 2001, particularly from the U.S. military.

     Operating Expenses. Our principal operating expenses include salaries and benefits; aircraft maintenance; aircraft and engine rentals; fuel costs for non-ACMI contract services; ground handling and flight related expenses; depreciation and amortization; and other expenses.

     Salaries, wages and benefits include all such expenses for our pilot and ground staff work force. Salaries increased to $109.8 million in 2001 compared to $108.3 million in 2000, or approximately 1%, principally reflecting the reduced crew staffing and ground staff staffing announced in May 2001 and June 2001, respectively, that favorably impacted salary expenses, and the reinstatement of profit sharing to Atlas Air crew members. On a block hour basis, expenses increased by approximately 23% to $992 per block hour for 2001 from $808 per block hour for 2000. This increase in the block hour rate was primarily due to less efficient use of crews caused by the decline in block hours, salary adjustments based on seniority, and increase in ground staff salaries. Final resolution of the labor contract of Atlas Air crew members and results of the ALPA litigation will cause labor expense to increase. We continue to review future staffing levels, which could impact this category in the future. In March 2002, we announced a further furlough of crew members that will be phased in over a period of thirteen months, depending upon market conditions.

     Maintenance expense decreased to $130.6 million in 2001 from $148.1 million in 2000, or approximately 12%, due to the overall decline in aircraft block hour production, offset by requirements to perform specified maintenance activity regardless of flight activity. On a block hour basis, maintenance expense increased year over year by approximately 7% to $1,180 per block hour for 2001 compared to $1,105 for 2000. Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. We contract for a significant part of our regular maintenance operations and support on a fixed cost per flight hour basis.

     Aircraft and engine rentals were $125.0 million in 2001 compared to $79.1 million in 2000, or an increase of approximately 58%. This increase was primarily due to the impact of a full year of rental expense in 2001 for aircraft leases and sale-leasebacks during 2000, which reduced depreciation and interest expense. There were no new leases entered into during 2001. From time to time, we engage in discussions with third parties regarding possible lease financing of aircraft currently in or new to our fleet.

     Because of the nature of our ACMI Contracts, our ACMI customers generally bear all other operating expenses. As a result, we incur fuel and ground handling when we operate on our own behalf either for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services and charters include both the direct costs of aircraft fuel as well as the cost of delivering fuel into the aircraft. Fuel expense increased to $32.1 million for 2001 compared to $13.0 million for 2000, or by $19.1 million. This was primarily due to increased charter activity, despite lower fuel prices year over year. On a per block hour basis, fuel costs increased to $290 per block hour in 2001 from $97 per block hour in 2000 reflecting the increase in block hours where we provided the fuel. We expect this trend to continue in the future.

     Ground handling expenses for non-ACMI Contract services and charter services include the costs associated with servicing our aircraft at the various airports to which we operate. Other flight-related expenses include hull and liability insurance, crew travel and meal expenses, initial, upgrade and recurrent crew training costs and other expenses necessary to conduct our flight operations, such as communication and navigation fees. Ground handling and flight related expenses decreased to $64.7 million in 2001 compared to $74.1 million in 2000, or approximately 13%. On a block hour basis, ground handling and flight related expenses increased approximately 6% to $585 per block hour for 2001 compared to $552 per block hour for 2000. The increase in expense on a per block hour basis is primarily due to an increase in charter service block hours requiring ground handling services, offset by continued improvements in crew travel and crew basing strategies.

     Depreciation and amortization expense decreased to $83.2 million in 2001 from $94.0 million in 2000, or approximately 12%. This decrease primarily reflects the full-year impact of aircraft refinanced pursuant to sale-leaseback transactions during the previous year, the cessation of depreciation expense since May 2001 for six aircraft currently held for sale, partially offset by additions to property and equipment, computers and leasehold improvements.

     Other operating expenses include travel related expenses for non-crew members and other miscellaneous operating costs. Other operating expenses increased to $65.6 million in 2001 from $41.1 million in 2000, or approximately 60%. On a block hour basis, these expenses increased to $592 per block hour in 2001 from $306 per block hour in 2000. The increase in cost from the prior year was due primarily to allowance for account reserves, costs associated with the completion of the relocation of our headquarters to Purchase, New York, and other costs associated with the operation of our fleet and facilities.

     Other Income (Expense). Other income (expense) consists of interest income, interest expense and fair value changes in derivative instruments. Interest income decreased to $19.8 million in 2001 from $28.6 million in 2000, primarily due to reductions in average interest rates and reduced investment balances. Interest expense decreased to $85.8 million for 2001 from $123.8 million for 2000, or approximately 31%. This decrease reflects the effect of principal payments during 2000 and 2001 and repayment of debt on sale-leaseback aircraft during 2000, resulting in a shift from interest expense to aircraft rental expense. The change in fair value of the interest rate swap during 2001 was recorded in accordance with the provisions of SFAS 133.

     Income Taxes. Pursuant to the provisions of SFAS No. 109 "Accounting for Income Taxes," we have recorded a tax provision based on tax rates in effect during the period. Accordingly, we accrued for taxes at the rate of 38.1% in 2001 and 38.0% in 2000.

  2000 COMPARED TO 1999

     Operating Revenues. Total operating revenues for the year ended December 31, 2000 increased to $790.5 million compared to $637.1 million for 1999, an increase of approximately 24%. The average number of aircraft in our fleet during 2000 was 32.5 compared to 29.0 during 1999. Total block hours for 2000 were 134,079 compared to 109,608 for 1999, an increase of approximately 22%, reflecting the 12% increase in the average number of aircraft in our fleet during 2000 and an increase in average daily aircraft block hour production of 9%. Revenue per block hour increased by approximately 1% to $5,896 for 2000 compared to $5,812 for 1999, due to the increase in the number of 747-400 freighter aircraft in our fleet and the increase in the volume of charter operations year over year, for which the rate per block hour is higher in order to offset additional operating costs borne by us under such arrangements. Charter operations are performed on an ad hoc basis and are dependent upon surplus availability of our aircraft and customer demand.

     Results of Operations. Operating profit during 2000 of $232.7 million reflected a 24% improvement over the operating profit during 1999 of $187.5 million. The operating results were favorably impacted by the increase in 747-400 freighter aircraft in our fleet and a more productive fleet, partially offset by the increase in leased aircraft compared to owned aircraft. Income before extraordinary item and cumulative effect of a change in accounting principle was $85.3 million in 2000, compared to $61.3 million in 1999, an increase of approximately 39%. In the first quarter of 1999, we recorded an extraordinary charge associated with the write-off of start-up costs related to the introduction of new Boeing 747-400 freighter aircraft into our fleet, as required by SOP 98-5 (as defined). Net income of $85.3 million for 2000 reflected a 60% increase over the net income of $53.3 million for 1999.

     Operating levels increased during 2000 with the delivery of three additional new Boeing 747-400 freighter aircraft and two cargo configured 747-300 freighter aircraft. Block hours increased from 29,193 in the first quarter of 2000 to 36,739 in the fourth quarter of 2000, reflecting the growth in the average fleet size from 30.5 aircraft to 34.0 aircraft for the two periods. Total operating revenue increased from $166.4 million in the first quarter to $223.7 million in the fourth quarter, representing slightly higher block hour rates for the fourth quarter compared to those of the first quarter of 2000, primarily due to the seasonality of the business of our customers. We earned $69.2 million operating income and $31.2 million net income in the fourth quarter of 2000, compared to $43.2 million operating income and $12.0 million net income in the first quarter of 2000.

     Operating Expenses. Our principal operating expenses include salaries and benefits; aircraft maintenance; aircraft and engine rentals; fuel costs for non-ACMI contract services; ground handling and flight related expenses; depreciation and amortization; and other expenses.

     Salaries, wages and benefits include all expenses for our pilot and ground staff work force. Salaries increased to $108.3 million in 2000 compared to $80.7 million in 1999. The increase is primarily the result of an increase in the size of our fleet year over year. In addition, during the second quarter of 1999, the flight crew voted to be represented by ALPA (as defined), which resulted in the exclusion of the flight crew from eligibility of participation in our profit sharing plan. On a block hour basis, expenses increased by approximately 10% to $808 per block hour from $737 per block hour. This increase in the block hour rate was primarily due to seniority based salary adjustments for flight crew members and salary increase for our ground staff.

     Maintenance expense increased to $148.1 million in 2000 from $131.2 million in 1999, or approximately 13%, primarily due to the increased size of our fleet. On a block hour basis, maintenance expense decreased year over year by approximately 8% to $1,105 per block hour for 2000 compared to $1,197 for 1999, principally as a result of increased efficiencies gained in the operation of our standardized fleet. Maintenance expenses include all expenses related to the upkeep of the aircraft, including maintenance, labor, parts, supplies and maintenance reserves. The costs of C Checks, D Checks and engine overhauls not otherwise covered by maintenance reserves are capitalized as they are incurred and amortized over the life of the maintenance event. We contract for a significant part of our regular maintenance operations and support on a fixed cost per flight hour basis.

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

     Because of the nature of our ACMI Contracts our ACMI customers generally bear all other operating expenses. As a result, we incur fuel and ground handling expenses when we operate on our own behalf either for ad hoc charters or for ferry flights. Fuel expenses for our non-ACMI Contract services and charters include both the direct costs of aircraft fuel as well as the cost of delivering fuel into the aircraft. Fuel expense increased to $13.0 million for 2000 compared to $7.7 million for 1999, or by 69%. This was primarily due to increased charter and scheduled service activity and higher fuel prices year over year. On a per block hour basis, fuel costs increased to $97 per block hour in 2000 from $70 per block hour in 1999 or by approximately 39%, reflecting the increase in the price of fuel.

     Ground handling expenses for non-ACMI Contract services and charter services include the costs associated with servicing our aircraft at the various airports to which we operate. Other flight-related expenses include hull and liability insurance, crew travel and meal expenses, initial, upgrade and recurrent crew training costs and other expenses necessary to conduct our flight operations, such as communication and navigation fees. Ground handling and flight related expenses increased to $74.1 million in 2000 compared to $64.4 million in 1999, or approximately 15%. On a block hour basis, ground handling and flight related expenses decreased approximately 6% to $553 per block hour for 2000 compared to $587 per block hour for 1999. The decrease in expense on a per block hour basis is primarily due to continued improvements in crew travel and crew basing strategies.

     Depreciation and amortization expense increased to $94.0 million in 2000 from $78.4 million in 1999, or approximately 20%. This increase primarily reflected increases in owned aircraft, engines and spare parts relating to the increase in our fleet size, and other capital additions, partially offset by aircraft refinanced pursuant to sale-leaseback transactions during the year.

     Other operating expenses include travel related expenses for non-crew members and other miscellaneous operating costs. Other operating expenses increased to $41.1 million in 2000 from $36.1 million in 1999, or approximately 14%. On a block hour basis, these expenses decreased to $306 per block hour in 2000 from $329 per block hour in 1999, or approximately 7%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our balance sheet reflected cash and cash equivalents and short-term investments of $311.9 million and $559.0 million at December 31, 2001 and 2000, respectively. At December 31, 2001 we had working capital of $352.2 million compared to $483.3 million at December 31, 2000. The decrease in our working capital is largely a result of capital expenditures for aircraft deposits, debt payments and a dividend payment to Atlas Air Worldwide Holdings, Inc. for the purchase of Polar Air Cargo.

     Historically, our business has been largely contractual ACMI flying. This business has not been working-capital intensive. As such, we have not maintained a working-capital borrowing facility. With the growth of expanded product lines, we expect to become more working-capital intensive as these product lines and our ad hoc charter service business includes the provision of fuel, ground and cargo handling (See Note 1 -- Organization). We maintain a reasonably high level of liquidity relative to operating costs.

     Cash used in operations for the year ended December 31, 2001 was $1.5 million, compared to cash provided by operations of $165.0 million and $190.4 million for 2000 and 1999, respectively. Cash used in operations for the year ended December 31, 2001 was primarily attributable to our net loss for the year adjusted for non-cash charges, and decreases in our deferred tax liability, accounts payable and accrued expenses, and income taxes payable and increase in accounts receivable. Operating cash flows for the year ended December 31, 2000 were attributable to net income for the year adjusted for non-cash charges, and increases in our deferred tax liability, and accounts payable and accrued expenses. Cash provided by operations for the year ended December 31, 1999 was attributable to our net income for the year adjusted for non-cash charges, and increases in our deferred tax liability and accounts payable and accrued expenses.

     Cash used in investing activities for the year ended December 31, 2001 was $143.0 million, compared to $413.4 million and $453.9 million for 2000 and 1999, respectively. For the year ended December 31, 2001 cash used in investing activities primarily comprised of pre-delivery deposits on our Boeing 747-400 aircraft scheduled for delivery in 2002 and 2003 and other capital improvements including aircraft modifications and maintenance, net of proceeds from sales of property and equipment of $129.1 million and funding of an affiliate of $15.0 million. For the year ended December 31, 2000, cash used in investing activities was comprised of purchases of property and equipment, net of proceeds from the sale of equipment, of

$401.5 million and purchases of short-term and long-term investments, net of maturities, of $11.9 million. Property and equipment purchases in 2000 were comprised primarily of final payments associated with the delivery of three new Boeing 747-400s in the first and second quarters of the year, costs associated with the three Boeing 747-300s converted from combi to full freighter configuration and placed into service in October and December 2000, and January 2001, initial costs associated with the four new Boeing 747-400s expected to be delivered in 2002, and other capital improvement costs including those associated with our headquarters in Purchase, NY, and a new training facility in Miami, FL. Our investment purchases primarily consist of commercial paper, market auction preferreds, corporate notes, corporate bonds, and US government securities, and are all classified as held to maturity. Cash used in investing activities for the year ended December 31, 1999 consisted of purchases of property and equipment, net of proceeds from the sale of equipment, of $334.5 million and purchases of short-term investments, net of maturities, of $119.4 million. Property and equipment purchases in 1999 were comprised primarily of costs associated with the new Boeing 747-400 aircraft, four of which were delivered in 1999, purchases of spare airframe and engine parts associated with the new aircraft in our fleet, purchases of spare engines for the Boeing 747-400s, and other capital improvements including leasehold improvements to our various offices and upgrades and improvements to our accounting and inventory computer systems.

     Cash used in financing activities for the year ended December 31, 2001 was $149.9 million, compared to cash provided by financing activities of $410.5 million and $145.5 million for 2000 and 1999, respectively. For the year ended December 31, 2001, cash used in financing activities consisted primarily of payments of notes payable of $119.3 and dividends paid to Atlas Air Worldwide Holdings, Inc., of $39.8 million, offset by net proceeds from debt issuance of $9.2 million. For the year ended December 31, 2000, cash provided by financing activities consisted primarily of proceeds from the offering of 3,465,000 shares of our common stock and exercises of common stock options of $107.1 million, proceeds from the issuance of treasury stock under our employee stock purchase plan of $1.2 million, and proceeds from debt issuance and lease financing, net of principal payments and debt issuance and deferred lease costs of $302.2 million. In 2000 we received funding under the 1999 and 2000 EETCs associated with the delivery of the three new Boeing 747-400s in the first and second quarters. We also arranged beneficial lease financing for four of our 747-400s and four of our 747-200s that were previously owned aircraft during the year. The net book values were removed and associated debt was repaid for each aircraft. Debt financing was also arranged for the two 747-300s placed into service in December 2000 and January 2001. Cash provided by financing activities for the year ended December 31, 1999 consisted of proceeds from the exercise of common stock options of $15.7 million, proceeds from the issuance of treasury stock under our employee stock purchase plan, net of purchases of $0.3 million, and proceeds from debt issuance and lease financing, net of principal payments and debt issuance and deferred lease costs of $129.6 million. In 1999, we received funding under the 1998 and 1999 EETCs associated with the delivery of four new Boeing 747-400s.

     Under the terms of the Boeing Purchase Agreement, in October 2000 Atlas Air exercised options for four Boeing 747-400 freighter aircraft to be delivered in 2002. During 2001, Atlas Air reached an agreement with Boeing to amend the delivery dates of the aircraft, whereby three of the aircraft are scheduled to be delivered in 2002 and one aircraft in 2003. The Boeing Purchase Agreement requires Atlas Air to pay pre-delivery deposits to Boeing prior to the delivery date of each Boeing 747-400 freighter aircraft in order to secure delivery of the aircraft and to defray a portion of the manufacturing costs. As of December 31, 2001, pre-delivery deposits totaled $214.2 million, of which $78.2 million has been in cash and $136.0 million have been in the form of deferred payments (Note 5 to the Consolidated Financial Statements). At delivery, we are obligated to pay the purchase price net of cash deposits made to date. Pre-delivery deposits scheduled to be paid to Boeing during 2002 total $22 million.

     We are in discussions with Boeing in an effort to defer delivery of some or all of the aircraft scheduled for 2002. As noted above, we have successfully deferred one of the aircraft to later 2003. However, Atlas Air is currently in discussions with Boeing to have the 2002 aircraft delivered as late in the year as possible. Atlas Air does not currently have firm financing in place for any of the four Boeing 747-400 aircraft scheduled for delivery in 2002 and 2003. However, Atlas Air is currently in discussions with several sources for financing these aircraft. The inability to secure financing for the Boeing 747-400 deliveries could result in a default under the Boeing Purchase Agreement, which would permit Boeing to accelerate payments due under the Boeing Purchase Agreement. Such acceleration would cause a default in covenants of certain of the Company's indebtedness which would permit the lenders to accelerate payment of a significant portion of all indebtedness, which event would have a material adverse effect on the Company's financial position and results of operations. However, Boeing has made an offer to finance by sale-leaseback, each of the aircraft to be delivered in 2002, under terms which are more favorable to Boeing. If Atlas Air is unable to secure other financing more favorable to the Company, management believes it has the option to utilize the proposed Boeing financing.

     The following table summarizes our financial obligations for principal payments under existing debt agreements and our lease obligations to be paid, beginning in 2002 and thereafter (in thousands):

                                             NEXT     YEARS 2    YEARS 4
                                             YEAR      AND 3      AND 5     THEREAFTER
                                           --------   --------   --------   ----------
EETC's...................................  $ 13,743   $ 22,284   $ 16,702   $  137,362
AFL III Term Loan........................    18,255    108,182     86,712           --
Aircraft Credit Facility.................        --     47,675     20,432           --
Senior Notes.............................        --         --    284,475      152,853
Other....................................    13,936     29,683     23,291        9,401
Operating lease payments.................   166,978    294,074    276,469    1,449,688
Capital lease payments...................     1,768      3,197      1,460           --

     Excluded from the above table are aircraft pre-delivery deposits for the four Boeing 747-400 aircraft, which at December 31, 2001 totaled $214.2 million, of which $78.2 million has been in cash and $136.0 million has been in the form of deferred payments. We expect to finance the deferred obligation at the time we take delivery of the Boeing 747-400 aircraft (See Note 5 to the Consolidated Financial Statements).

     As part of our initiatives launched in 2001 to adjust to the more uncertain economic environment, we have severely reduced our non-aircraft capital spending. For the foreseeable future, such spending will be largely confined to mandatory aircraft related expenditures.

     Along with the financing associated with the Boeing 747-400s noted above, we regularly review financing opportunities and alternatives. Given our current levels of liquidity and financing, combined with the existence of certain restrictive financial ratio covenants in certain of our credit facilities, we are unlikely to add to our liability structure, other than with respect to the Boeing deliveries noted above, in the near future. See -- "Debt Covenants." We have and will continue to evaluate equity capital alternatives

     We believe that our liquidity on hand, which totaled $311.9 million in cash and cash equivalents and short term investments at December 31, 2001, will be sufficient to meet our ongoing liquidity needs for the next twelve months and beyond. We expect to fund our future capital commitments through internally generated funds together with general Company financings and aircraft financing transactions, should they become available to us. However, there can be no assurance that sufficient financings will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

     Under FAA Directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and will be required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. We estimate that the modification costs per 747-200/300 ("Classics") aircraft will range between $2 million and $3 million. Fifteen aircraft in our Classics fleet have already undergone the major portion of such modifications. The remaining nine Classics aircraft will require modification prior to the year 2013. Other Directives have been issued that require inspections and minor modifications to Boeing 747-200 aircraft. The newly manufactured 747-400 freighter aircraft were delivered to us in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future, the cost of which could be substantial.

     From time to time we engage in discussions with third parties regarding possible acquisition or sale of aircraft in our fleet. We are currently in discussions with third parties for the possible acquisition and sale of aircraft for 2002 and beyond.

DEBT COVENANTS

  AIRCRAFT CREDIT FACILITY

     In May 1996, Atlas Air entered into a revolving credit facility (the "Aircraft Credit Facility") with Goldman Sachs Credit Partners L.P., as Syndication Agent, and Bankers Trust Company ("BTCo"), as Administrative Agent. This revolving loan facility provides for the acquisition and conversion of flight equipment. In April 2000, Atlas Air amended its Aircraft Credit Facility with Deutsche Bank as successor to BTCo. to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period. With respect to the aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from April 25, 2003 to April 25, 2005 in the event that permanent financing has not been obtained for such flight equipment financed under the facility. Each borrowing is secured by a first priority security interest in the collateral flight equipment of that borrowing. At the time of each borrowing, Atlas Air must select either a Base Rate Loan (prime rate plus a spread), or a Eurodollar Rate Loan (Eurodollar rate plus a spread). Atlas Air selected the Eurodollar Rate Loan for substantially all borrowings in 1999, 2000 and 2001.

     In 2001, Atlas Air amended this Aircraft Credit Facility to include, among other items, a revision of its financial covenants, including the minimum interest coverage and maximum leverage ratios, and the addition of certain liquidity requirements. The ratio requirements were eased through 2002, to what Atlas Air believes are achievable levels. Covenant tests are conducted quarterly, and further amendments may be necessary if financial performance falls short of expected levels. There can be no assurance that Atlas Air could successfully negotiate waivers or amendments to the Aircraft Credit Facility in the event that the financial covenants are not met. Failure to obtain such waivers or amendments would permit the lenders to accelerate payment of a substantial portion of our long term indebtedness, which would have a material adverse effect on Atlas Air. As part of the amendment, a new liquidity covenant was added that requires Atlas Air to maintain $200 million in cash and short-term investments. The amendment also included the requirement to prepay $7.6 million in outstanding debt and reduced the available amount to $140 million from $175 million. As of December 31, 2001, Atlas Air had $68.1 million outstanding under the Aircraft Credit Facility.

     Additional covenants with respect to the Aircraft Credit Facility require specific levels of insurance, as well as contain requirements regarding possession, maintenance, and lease or transfer of the flight equipment. Certain covenants applicable to Atlas Air include, among other restrictions, limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates and the conduct of business. Atlas Air is in compliance with all covenants.

  AFL III TERM LOAN FACILITY

     In April 2000, Atlas Air formed a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. (AFL III) for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three Boeing 747-400 spare engines owned by Atlas Air. As a result of this refinancing, Atlas Air has and will continue to experience lower interest rates and extended repayment terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate plus a spread. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commenced in July 2000 and increase over time to $9.1 million and $6.2 million, respectively, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment of $37.3 million. In September 2000, AFL III sold one aircraft financed under the AFL III Term Loan Facility, which released the lien on the aircraft and reduced the aggregate amount outstanding under the facility by $22.9 million.

     The AFL III Term Loan Facility is secured by a first priority interest in the ten subject aircraft, plus twelve spare engines, and is restrictive with respect to limitations on: indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates, and the conduct of business, among other restrictions.

     In 2001, the AFL III Term Loan Facility financial covenants were amended in the same manner as the Aircraft Credit Facility amendments. There can be no assurance that Atlas Air could successfully negotiate waivers or amendments to the AFL III Term Loan Facility in the event that the financial covenants are not met. Failure to obtain such waivers or amendments would permit the lenders to accelerate payment of a substantial portion of Atlas Air's long term indebtedness, which would have a material adverse effect on Atlas Air. The amendment also included a $23.7 million prepayment. This prepayment effectively prepaid amounts otherwise due in 2002, reducing scheduled 2002 payments from $42.0 million to $18.3 million. As of December 31, 2001, Atlas Air had approximately $213.1 million outstanding under the AFL III Term Loan Facility.

     The subsidiary structure of AFL III was designed for the purposes of providing additional credit protection to the lenders of AFL III. Atlas Air has intercompany lease agreements with AFL III for the use of the ten aircraft and twelve spare engine assets. As of March 2002, the Company became aware of an administrative error which had caused certain intercompany rental payments which were payable between Atlas Air and the wholly owned AFL III subsidiary to go unpaid. The failure to make these intercompany transfers constituted a technical Event of Lease Default under the lease agreements between AFL III (the lessor) and Atlas Air (the lessee) and a related Event of Default under the AFL III credit agreement. These unpaid amounts were subsequently transferred to the AFL III subsidiary in March 2002 at which point the events of default were remedied and Atlas Air became compliant with all covenants. At no time were either Atlas Air or AFL III in arrears with regards to any amounts of principal or interest due to external lenders.

  SENIOR NOTES

     In August 1997, Atlas Air consummated the offering of $150 million of unsecured 10 3/4% Senior Notes due 2005 (the "10 3/4% Senior Notes"). The proceeds from the offering of the 10 3/4% Senior Notes were used to, among other things, repay short-term indebtedness incurred to make pre-delivery deposits to Boeing for the purchase of 10 new freighter aircraft and for additional pre-delivery deposits as they become due.

     In April 1998, Atlas Air consummated the offering of $175 million of unsecured 9 1/4% Senior Notes due 2008 (the "9 1/4% Senior Notes") at 99.867%. The proceeds of the offering of 9 1/4% Senior Notes were used for general corporate purposes.

     In November 1998, Atlas Air consummated the offering of $150 million of unsecured 9 3/8% Senior Notes due 2006 (the "9 3/8% Senior Notes"). The proceeds of the offering of 9 3/8% Senior Notes were used for general corporate purposes, which included the redemption of the 12 1/4% Equipment Notes due 2002. In June 2000, the Atlas Air completed a common stock offering for net cash proceeds of $104 million, a portion of which was used to repurchase $12.5 million of the 10 3/4% Senior Notes, $22.0 million of the 9 1/4% Senior Notes, and $3.0 million of the 9 3/8% Senior Notes.

     The Senior Notes are general unsecured obligations of Atlas Air, which rank pari passu in right of payment to any of Atlas Air's existing and future unsecured senior indebtedness. The Senior Notes are effectively subordinated, however, to all Atlas Air's secured indebtedness and to all indebtedness of its subsidiaries.

     Covenants with respect to the Senior Notes contain certain limitations on Atlas Air and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. Atlas Air is in compliance with all such covenants as of December 31, 2001. Atlas Air is restricted by covenants in its ability to incur any additional indebtedness and pay dividends.

     Interest on the Senior Notes accrue from their date of original issuance, and is payable semi-annually in arrears. The Senior Notes are redeemable, in whole or in part, at Atlas Air's option, at any time, on or after August 1, 2001 for the 10 3/4% Senior Notes, on or after April 15, 2003 for the 9 1/4% Senior Notes, and on or after November 15, 2002 for the 9 3/8% Senior Notes, initially at a premium of their principal amount, plus accrued interest, declining ratably to 100% of their principal amounts, plus accrued interest.

  1998 EETCS

     In February 1998, Atlas Air completed an offering of $538.9 million of pass-through certificates, also known as Enhanced Equipment Trust Certificates (the "1998 EETCs"). The 1998 EETCs are not direct obligations of, or guaranteed by, Atlas Air and are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the transaction were used to finance (through four leveraged leases and one secured debt financing) the first five new Boeing 747-400 freighter aircraft delivered to Atlas Air during the period July 1998 through December 1998. In connection with the secured debt financing, Atlas Air took ownership of the aircraft and executed equipment notes in the aggregate amount of $107.9 million with a weighted average interest rate of 7.6%. As of December 31, 2001, Atlas Air had $92.9 million outstanding under the 1998 EETCs.

     In November and December 1997, Atlas Air entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with fluctuations in the interest rates which were the basis for the pricing of the 1998 EETCs in January 1998. The effect of the hedge resulted in a deferred cost of $6.3 million, which is amortized over the approximate twenty-year life associated with this financing.

  1999 EETCS

     In April 1999, Atlas Air completed an offering of $543.6 million of Enhanced Equipment Trust Certificates ("1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, Atlas Air and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and were used to finance, (through one leveraged lease and four secured debt financings), five new Boeing 747-400 freighter aircraft delivered to Atlas Air. In connection with these secured debt financings, Atlas Air executed equipment notes in the aggregate amount of $325.1 million and $109.9 million in 1999 and 2000, respectively, with weighted average interest rates of 7.6%. Subsequently, Atlas Air entered into sale-leaseback transactions with respect to three of these aircraft, which reduced the aggregate amount of the equipment notes to $102.6 million. As of December 31, 2001, Atlas Air had $97.2 million outstanding under the 1999 EETCs.

  OTHER DEBT

     Other debt primarily consists of separate financings of three of the Company's 747-200 freighter aircraft and a capital lease on the flight simulator. The weighted average interest rate for all other debt at December 31, 2001 was 8%, with terms ranging from one to eight years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared the accompanying financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has identified the following critical accounting policies utilized in the preparation of these financial statements:

  REVENUE RECOGNITION

     Under our ACMI contracts, revenue is recognized in the financial statements for the actual block hours operated on behalf of a customer during a calendar month, unless the actual block hours are less than the minimum guaranteed hours under the contract, in which case revenue is recognized for minimum guaranteed hours. Some contracts have a provision that allow customers to make up the shortfall in the minimum guaranteed hours over specified future months (measurement period). Under those contracts, revenue is recognized for the actual block hours flown and recognition of the shortfall in minimum guaranteed hours is deferred until either the shortfall has not been made up at the end of the measurement period or there is a fair degree of certainty during the measurement period that the cumulative shortfall will not be made up.

  PROPERTY AND EQUIPMENT

     The Company has approximately $1.3 billion in net property and equipment at December 31, 2001. The recorded values of the assets are affected by a number of policy elections made by the Company, including estimation of useful lives, salvage values, timing of aircraft maintenance and nature of maintenance agreements and in 2001 impairment charges. Owned aircraft are stated at cost. Expenditures for major additions, improvements, flight equipment modifications and certain overhaul and maintenance costs are capitalized. A significant portion of scheduled and unscheduled maintenance is contracted with three maintenance providers under long-term agreements pursuant to which monthly reserve payments are made to the providers based on flight-hours and such amounts are charged to expense currently. Other maintenance and repairs are charged to expense as incurred, except for significant engine overhaul maintenance which is capitalized and charged to expense on a flight-hour basis and certain C and D checks which are capitalized and amortized over the corresponding life. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years using the straight-line method and estimated salvage values of 10% of cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts and any gain or loss is reflected in the results of operations. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management evaluates the recorded asset balances, net of accumulated depreciation, for impairment based on the undiscounted future cash flows associated with the asset or based on a market assessment of the value of the aircraft.

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

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management is reviewing the provisions of this statement and does not expect them to have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 2lE of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company at the date of this report. Some factors that could significantly impact net income, revenues, expenses, and block hours include, without limitation, the adverse impact of the September 11, 2001, terrorist attacks on the economy in general; the demand for air cargo; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred or to be incurred as a consequence of the attacks; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise financing in light of the September 11, 2001, events; the price of jet fuel; actions of the U.S., foreign and local governments; the economic environment of the airline industry and the economic environment in general. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "confident" or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K.

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

                                                                                                                  FAIR
EXPECTED MATURITY DATES:             2002      2003      2004       2005       2006     THEREAFTER    TOTAL      VALUE
------------------------           --------   -------   -------   --------   --------   ----------   --------   --------
                                                                     ($ IN THOUSANDS)
Assets
  Cash equivalents
    Fixed rate...................  $ 40,483   $    --   $    --   $     --   $     --    $     --    $ 40,483   $ 40,491
    Avg. interest rate...........       2.1%       --%       --%        --%        --%         --%        2.1%
  Short-term investments
    Fixed rate...................  $105,955   $44,332   $    --   $     --   $     --    $     --    $150,287   $151,062
    Avg. interest rate...........       4.6%      6.2%       --%        --%        --%         --%        5.1%
  Long-term investments
      Fixed rate.................  $     --   $    --   $    --   $     --   $     --    $ 41,100    $ 41,100   $ 41,100
      Avg. interest rate.........        --%       --%       --%        --%        --%        6.0%        6.0%
Long-term debt
  Fixed rate.....................  $ 21,107   $21,426   $17,444   $155,474   $165,128    $299,617    $680,196   $589,689
  Avg. interest rate.............       9.1%      9.1%      9.1%       8.9%      10.4%        7.7%        9.1%
  Floating rate..................  $ 24,827   $76,815   $92,138   $ 67,447   $ 43,563    $     --    $304,790   $304,790
  Avg. interest rate.............       5.3%      5.6%      5.9%       5.4%       5.3%         --%        5.7%
Swap (notional amount)...........  $ 25,654   $25,654   $ 6,414   $     --   $     --    $     --    $ 57,722   $  6,519
  Avg. interest rate
    Floating rate payee..........       6.5%      6.5%      6.5%        --%        --%         --%        6.5%
    Fixed rate payer.............       2.5%      2.5%      2.5%        --%        --%         --%        2.5%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and schedules that constitute Item 8 follow the text of this report. An index to the Consolidated Financial Statements appears in Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10-13.

     These Items are omitted under the abbreviated disclosure rules prescribed by General Instruction I(1)(a) and (b) of Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

Index to Consolidated Financial Statements..................  F-1
Report of Independent Public Accountants....................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Cash Flows.......................  F-5
Consolidated Statements of Stockholders' Equity.............  F-6
Notes to Consolidated Financial Statements..................  F-7

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     None required.

     (a)(3) LIST OF EXHIBITS

     Please refer to the Atlas Air Worldwide Holdings, Inc. Form 10-K for the year ended December 31, 2001 for a complete listing of all exhibits.

     (b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2002.

                                          ATLAS AIR, INC.

                                          By:     /s/ DOUGLAS A. CARTY
                                            ------------------------------------
                                                      Douglas A. Carty
                                              Senior Vice President and Chief
                                                      Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes Douglas A. Carty and Richard H. Shuyler, and each of them singly, such person's true and lawful attorneys, each with full power of substitution to sign for such person and in such person's name and capacity indicated below, and any and all amendments to this Report, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming such person's signature as it may be signed by said attorneys to any and all amendments.

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

              /s/ RICHARD H. SHUYLER                     Chief Executive Officer, and       April 1, 2002
 ------------------------------------------------                  Director
                Richard H. Shuyler

               /s/ JAMES T. MATHENY                  President, Chief Operating Officer,    April 1, 2002
 ------------------------------------------------                and Director
                 James T. Matheny

                  /s/ BRIAN ROWE                      Chairman of the Board of Directors    April 1, 2002
 ------------------------------------------------
                    Brian Rowe

                /s/ BERL BERNHARD                                  Director                 April 1, 2002
 ------------------------------------------------
                  Berl Bernhard

                /s/ LINDA CHOWDRY                                  Director                 April 1, 2002
 ------------------------------------------------
                  Linda Chowdry

             /s/ LAWRENCE W. CLARKSON                              Director                 April 1, 2002
 ------------------------------------------------
               Lawrence W. Clarkson

              /s/ RICHARD GALBRAITH                                Director                 April 1, 2002
 ------------------------------------------------
                Richard Galbraith

              /s/ STEPHEN A. GREENE                                Director                 April 1, 2002
 ------------------------------------------------
                Stephen A. Greene

                /s/ DAVID K.P. LI                                  Director                 April 1, 2002
 ------------------------------------------------
                  David K.P. Li

                /s/ RONALD WOODARD                                 Director                 April 1, 2002
 ------------------------------------------------
                  Ronald Woodard

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................  F-3
Consolidated Balance Sheets as of December 31, 2001 and
  December 31, 2000.........................................  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................  F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlas Air, Inc.:

     We have audited the accompanying consolidated balance sheets of Atlas Air, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Air, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 4 to the consolidated financial statements, on January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 29, 2002.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Revenues:
  Contract services.........................................  $ 605,450   $ 766,851   $ 618,866
  Charters, scheduled services and other....................     81,859      23,617      18,215
                                                              ---------   ---------   ---------
         Total operating revenues...........................    687,309     790,468     637,081
Operating expenses:
  Salaries, wages and benefits..............................    109,837     108,344      80,724
  Maintenance, materials and repairs........................    130,592     148,124     131,189
  Aircraft fuel.............................................     32,104      12,994       7,690
  Aircraft and engine rentals...............................    125,019      79,134      51,173
  Ground handling and flight related expenses...............     64,719      74,078      64,376
  Depreciation and amortization.............................     83,154      94,006      78,379
  Other.....................................................     65,585      41,084      36,061
  Federal Stabilization Act claims..........................    (24,650)         --          --
  Profit sharing settlement expense.........................     22,815          --          --
  Restructuring and impairment..............................    116,162          --          --
                                                              ---------   ---------   ---------
         Total operating expenses...........................    725,337     557,764     449,592
Operating income............................................    (38,028)    232,704     187,489
Other income/(expense):
  Interest income...........................................     19,798      28,610      20,006
  Interest expense..........................................    (85,814)   (123,787)   (108,660)
  SFAS 133 fair value adjustment of interest rate swap......     (3,999)         --          --
                                                              ---------   ---------   ---------
                                                                (70,015)    (95,177)    (88,654)
                                                              ---------   ---------   ---------
(Loss)/income before income taxes...........................   (108,043)    137,527      98,835
Benefit (provision) for income taxes........................     41,159     (52,268)    (37,556)
                                                              ---------   ---------   ---------
(Loss)/income before extraordinary item and cumulative
  effect of a change in accounting principle................    (66,884)     85,259      61,279
Extraordinary item:
  Loss from extinguishment of debt, net of applicable tax
    benefit of $3,872.......................................         --          --      (6,593)
  Cumulative effect of a change in accounting principle, net
    of applicable tax benefit of $850.......................         --          --      (1,416)
  Cumulative effect of a change in accounting principle, net
    of applicable tax benefit of $933.......................     (1,589)         --          --
                                                              ---------   ---------   ---------
Net (loss)/income...........................................  $ (68,473)  $  85,259   $  53,270
Other comprehensive income (unrealized gain on securities
  net of tax)...............................................        494          --          --
                                                              ---------   ---------   ---------
Total comprehensive (loss)/income...........................  $ (67,979)  $  85,259   $  53,270
                                                              =========   =========   =========
Basic earnings per share (Note 1):
  Income before extraordinary item and cumulative effect of
    a change in accounting principle........................        N/A   $    2.33   $    1.79
  Extraordinary item........................................                     --       (0.19)
  Cumulative effect of a change in accounting principle.....                     --       (0.04)
                                                                          ---------   ---------
  Net income................................................              $    2.33   $    1.56
                                                                          =========   =========
  Weighted average common shares............................                 36,555      34,245
Diluted earnings per share (Note 1):
  Income before extraordinary item and cumulative effect of
    a change in accounting principle........................        N/A   $    2.31   $    1.77
  Extraordinary item........................................                     --       (0.19)
  Cumulative effect of a change in accounting principle.....                     --       (0.04)
                                                                          ---------   ---------
  Net income................................................              $    2.31   $    1.54
                                                                          =========   =========
  Weighted average common shares............................                 36,947      34,500

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................  $  199,270   $  493,723
  Short-term investments....................................     112,634       65,269
  Accounts receivable, (net of allowance of $19,060 and
     $9,171, respectively)..................................     119,303      129,543
  Due from affiliates.......................................      28,873           --
  Income taxes receivable...................................      23,848           --
  Prepaid expenses and other................................      26,975       16,394
                                                              ----------   ----------
          Total current assets..............................     510,903      704,929
Property and equipment:
  Flight equipment..........................................   1,617,673    1,537,047
  Other.....................................................      47,494       43,815
                                                              ----------   ----------
                                                               1,665,167    1,580,862
  Less accumulated depreciation.............................    (317,360)    (245,976)
                                                              ----------   ----------
          Net property and equipment........................   1,347,807    1,334,886
Other assets:
  Debt issuance costs, (net of accumulated amortization of
     $20,373 and $16,255, respectively).....................      20,616       24,540
  Deposits and other........................................      60,763      109,702
                                                              ----------   ----------
                                                                  81,379      134,242
                                                              ----------   ----------
          Total assets......................................  $1,940,089   $2,174,057
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease
     obligation.............................................  $   45,934   $   55,018
  Accounts payable and accrued expenses.....................     112,801      135,287
  Income tax payable........................................          --       31,359
                                                              ----------   ----------
          Total current liabilities.........................     158,735      221,664
Long-term debt and capital lease obligation, net of current
  portion...................................................     939,052    1,037,789
Other liabilities...........................................     344,763      286,120
Deferred income tax liability...............................      53,078       76,278
Commitments and contingencies (Note 7)
Stockholders' equity: (Note 12)
  Preferred Stock, $1 par value; none and 10,000,000 shares
     authorized; no shares issued...........................          --           --
  Common Stock, $0.01 par value; 1,000 and 50,000,000 shares
     authorized; 100 and 38,227,757 shares issued...........          --          382
  Additional paid-in capital................................     304,305      305,871
  Retained earnings.........................................     139,662      247,763
  Deferred compensation -- restricted stock.................          --         (286)
  Treasury Stock, at cost; none and 60,824 shares,
     respectively...........................................          --       (1,524)
  Accumulated other comprehensive income....................         494           --
                                                              ----------   ----------
          Total stockholders' equity........................     444,461      552,206
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,940,089   $2,174,057
                                                              ==========   ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        ATLAS AIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
OPERATING ACTIVITIES:
Net income (loss).........................................  $ (68,473)  $  85,259   $  53,270
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Depreciation and amortization...........................     83,154      94,006      78,379
  Provision for doubtful accounts.........................     10,157          --          --
  Amortization of debt issuance costs and lease financing
     gains and losses.....................................    (10,103)     (2,424)      1,514
  Net gain on disposition of property and equipment.......    (15,241)     (1,594)     (3,586)
  SFAS No. 133 fair value adjustment of interest rate
     swap.................................................      6,521          --          --
  Restructuring and impairment............................    108,387          --          --
  Extraordinary loss......................................         --          --      10,465
  Write-off of start-up costs.............................         --          --       2,266
  Deferred tax (benefit) provision........................    (23,200)      9,028      32,199
  Changes in operating assets and liabilities:
     Accounts receivable and other........................    (24,373)    (47,858)     (6,745)
     Deposits and other...................................     10,927     (15,673)       (377)
     Accounts payable and accrued expenses................    (24,079)     12,907      31,020
     Income tax receivable/payable........................    (55,207)     31,359      (8,034)
                                                            ---------   ---------   ---------
       Net cash (used in) provided by operating
          activities......................................     (1,530)    165,010     190,371
INVESTING ACTIVITIES:
Purchase of property and equipment........................   (181,170)   (415,268)   (370,521)
Proceeds from sale of property and equipment..............     52,096      13,808      36,000
Purchase of investments...................................   (107,204)   (138,286)   (139,368)
Maturity of investments...................................    108,269     126,340      20,000
Funding of an affiliate...................................    (15,000)         --          --
                                                            ---------   ---------   ---------
       Net cash used in investing activities..............   (143,009)   (413,406)   (453,889)
FINANCING ACTIVITIES:
Issuance of Common Stock..................................         59     107,089      15,658
Purchase of Treasury Stock................................         --          --        (776)
Issuance of Treasury Stock................................         --       1,236       1,034
Net proceeds from debt issuance and lease financing.......     11,514     540,814     470,860
Principal payments on notes payable.......................   (119,335)   (226,026)   (339,955)
Debt issuance costs and deferred lease costs..............     (2,327)    (12,599)     (1,325)
Dividend paid to Atlas Air Worldwide Holdings, Inc. ......    (39,825)         --          --
                                                            ---------   ---------   ---------
       Net cash (used in) provided by financing
          activities......................................   (149,914)    410,514     145,496
                                                            ---------   ---------   ---------
       Net increase (decrease) in cash and cash
          equivalents.....................................   (294,453)    162,118    (118,022)
Cash and cash equivalents at beginning of period..........    493,723     331,605     449,627
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of period................  $ 199,270   $ 493,723   $ 331,605
                                                            =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ATLAS AIR, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 12)
                                 (IN THOUSANDS)

                                                                                                     ACCUMULATED
                                 COMMON STOCK     ADDITIONAL                                            OTHER           TOTAL
                               ----------------    PAID-IN     RETAINED   TREASURY     DEFERRED     COMPREHENSIVE   STOCKHOLDERS'
                               SHARES    AMOUNT    CAPITAL     EARNINGS    STOCK     COMPENSATION      INCOME          EQUITY
                               -------   ------   ----------   --------   --------   ------------   -------------   -------------
Balance, December 31, 1998...   33,820    $338     $178,131    $108,892   $(3,471)         --             --          $283,890
  Exercise of stock options,
    including income tax
    benefits of $4,220.......      661       7       19,871          --        --          --             --            19,878
  Purchase of Treasury
    Stock....................       --      --           --          --      (776)         --             --              (776)
  Issuance of Treasury
    Stock....................       --      --           --          32     1,810          --             --             1,842
  Deferred compensation --
    Restricted Stock.........       --      --           --          --        --        (404)            --              (404)
  Net income.................       --      --           --      53,270        --          --             --            53,270
                               -------    ----     --------    --------   -------       -----           ----          --------
Balance, December 31, 1999...   34,481     345      198,002     162,194    (2,437)       (404)            --           357,700
                               -------    ----     --------    --------   -------       -----           ----          --------
  Sale of Common Stock.......    3,465      34      103,447          --        --          --             --           103,481
  Exercise of stock options,
    including income tax
    benefits of $403.........      282       3        4,008          --        --          --             --             4,011
  Issuance of Treasury
    Stock....................       --      --           --         267       969          --             --             1,236
  Deferred compensation --
    Restricted Stock.........       --      --          414          88       102         (85)            --               519
  Restricted Stock
    Forfeitures..............       --      --           --         (45)     (158)        203             --                --
  Net income.................       --      --           --      85,259        --          --             --            85,259
                               -------    ----     --------    --------   -------       -----           ----          --------
Balance, December 31, 2000...   38,228     382      305,871     247,763    (1,524)       (286)            --           552,206
Exercise of stock options,
  including income tax
  benefits of $15............        3      --           59          --        --          --             --                59
Recapitalization -- Atlas
  Air, Inc. (see Footnote
  12)........................  (38,231)   (382)      (1,625)        197     1,524         286             --                --
Dividend paid to Atlas Air
  Worldwide Holdings,
  Inc. ......................       --      --           --     (39,825)       --          --             --           (39,825)
Accumulated other
  comprehensive income.......       --      --           --          --        --          --            494               494
  Net income.................       --      --           --     (68,473)       --          --             --           (68,473)
                               -------    ----     --------    --------   -------       -----           ----          --------
Balance, December 31, 2001...       --    $ --     $304,305    $139,662   $    --       $  --           $494          $444,461
                               =======    ====     ========    ========   =======       =====           ====          ========

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

     In 2001, Atlas Air announced an expansion of its product line to include a broader array of products and services. These new services are based on the ACMI Contract model and include fractional ACMI, or the provision of a portion of the capacity of one or more aircraft; partial ACMI, or the provision of an aircraft on less than a full time basis; and dry leases for aircraft (which may include maintenance and insurance if requested). These products typically require customers to commit to certain utilization levels under seasonal contracts, and in many instances the revenue and cost structure vary from an ACMI Contract, as the operations may include arrangements for the provision of fuel and ground handling and flight related expenses. The Company believes that airline customers will find these products to be desirable and complementary to their own business strategy, because risks that would otherwise be borne by a single customer, such as contract term, load factor, fuel and ground handling, are shared among several parties. To help facilitate the delivery of these expanded product lines, Atlas Air has established hubs in Liege, Belgium and Miami, Florida. Failure to successfully execute on the expanded product line plan, in the absence of compensating improvements in other parts of the business, could have a material adverse effect on Atlas Air's financial position and results of operations.

  AIRCRAFT PURCHASE COMMITMENTS

     Under the terms of the Boeing Purchase Agreement, in October 2000 Atlas Air exercised options for four Boeing 747-400 freighter aircraft to be delivered in 2002. During 2001, Atlas Air reached an agreement with Boeing to amend the delivery dates of the aircraft, whereby three of the aircraft are scheduled to be delivered in 2002 and one aircraft in 2003. However, Atlas Air is currently in discussions with Boeing to have the 2002 aircraft delivered as late in the year as possible. Atlas Air does not currently have firm financing in place for any of the four Boeing 747-400 aircraft scheduled for delivery in 2002 and 2003. However, Atlas Air is currently in discussions with several sources for financing these aircraft. The inability to secure financing for the Boeing 747-400 deliveries could result in a default under the Boeing Purchase Agreement, which would permit Boeing to accelerate payments due under the Boeing Purchase Agreement. Such acceleration would cause a default in covenants of certain of the Company's indebtedness which would permit the lenders to accelerate payment of a significant portion of all indebtedness, which event would have a material adverse effect on the Company's financial position and results of operations. However, Boeing has made an offer to finance by sale-leaseback, each of the aircraft to be delivered in 2002, under terms which are more favorable to Boeing. If Atlas Air is unable to secure other financing more favorable to the Company, management believes it has the option to utilize the proposed Boeing financing.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                        ATLAS AIR, INC. AND SUBSIDIARIES

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

  PROPERTY AND EQUIPMENT

     Owned aircraft are stated at cost. Expenditures for major additions, improvements, flight equipment modifications and certain overhaul and maintenance costs are capitalized. A significant portion of scheduled and unscheduled maintenance is contracted with four maintenance providers under long-term agreements pursuant to which monthly reserve payments are made to the providers based on flight-hours and such amounts are charged to expense currently. Other maintenance and repairs are charged to expense as incurred, except for significant engine overhaul maintenance which is capitalized and charged to expense on a flight-hour basis over the life of the overhaul and C and D checks which are capitalized and amortized over the corresponding life. Owned aircraft are depreciated over their estimated useful lives of 20 to 30 years, using the straight-line method and estimated salvage values of 10% of cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts and any gain or loss is reflected in the results of operations. Substantially all property and equipment is specifically pledged as collateral for indebtedness of the Company. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management evaluates the recorded asset balances, net of accumulated depreciation, for impairment based on the undiscounted future cash flows associated with the asset. See Note 17 for discussion of impairment charges related to aircraft held for sale.

  CAPITALIZED INTEREST

     Interest attributable to funds used to finance the acquisition and modification of aircraft is capitalized as an additional cost of the related aircraft. Interest is capitalized at the Company's weighted average interest rate on long-term debt, or where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the aircraft is placed in service. Capitalized interest was $12,754,000, $7,641,000 and $21,036,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  DEBT ISSUANCE COSTS

     Costs associated with the issuance of debt are capitalized and amortized over the life of the respective debt obligation, using the effective interest method for amortization. In January 1999, $2,491,000 of unamortized debt issuance costs were written off as an extraordinary loss recognized upon extinguishment of the 12 1/4% Equipment Notes due 2002. Amortization of debt issuance costs was $4,118,000, $5,154,000 and $5,231,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  CASH EQUIVALENTS

     All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

  INVESTMENTS

     The Company invests excess cash in various available-for-sale securities, as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires investments in

                        ATLAS AIR, INC. AND SUBSIDIARIES
debt and equity securities classified as available for sale be measured at fair market value and unrealized gains and losses recorded as a component of other comprehensive income (see Note 2).

  EARNINGS PER SHARE

     No earnings per share data is provided for 2001 due to the recapitalization of Atlas Air, Inc. (see Note 12).

     Basic earnings per share for 2000 and 1999 were computed by dividing net income/(loss) before cumulative effect by the weighted average number of shares of common stock outstanding during the period. In addition, diluted earnings per share amounts include potential common shares including restricted stock and options granted under the Company's annual and long-term incentive plans. The number of diluted shares is calculated using the treasury stock method, which excludes anti-dilutive shares from the calculation.

     Basic and diluted earnings per share were calculated as follows (amounts in thousands):

                                                            YEARS ENDED DECEMBER 31
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Earnings Attributable to Common Stockholders (Basic and
  Diluted).............................................       N/A
  Net income before extraordinary item and cumulative
     effect of an accounting change....................             $85,259   $61,279
  Extraordinary item...................................                  --    (6,593)
  Cumulative effect of an accounting change............                  --    (1,416)
                                                          -------   -------   -------
  Net income...........................................             $85,259   $53,270
                                                          =======   =======   =======
Shares.................................................       N/A
  Weighted average shares outstanding for Basic EPS....              36,555    34,245
  Employee options and restricted shares...............                 392       255
                                                          -------   -------   -------
  Weighted average shares outstanding for Diluted
     EPS...............................................              36,947    34,500
                                                          =======   =======   =======

     For the twelve months ended December 31, 2000 and 1999, approximately 249,000 and 561,000 employee stock options, respectively, were not considered in calculating diluted earnings per share, because inclusion of such shares would have had an anti-dilutive effect.

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

                        ATLAS AIR, INC. AND SUBSIDIARIES

  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     For the year ended December 31, 2001, China Airlines Ltd. accounted for approximately 15%, and no other customer accounted for 10% or more, of the Company's total revenues. For the year ended December 31, 2000, China Airlines Ltd. and Korean Airlines accounted for approximately 22% and 18%, respectively, and no other customer accounted for 10% or more of the Company's total revenues. For the year ended December 31, 1999, China Airlines Ltd. accounted for approximately 26%, and no other customer accounted for 10% or more of the Company's total revenues. Accounts receivable from these principal customers were $8,269,000 and $38,454,000 in the aggregate at December 31, 2001 and 2000, respectively.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

  SUPPLEMENTAL CASH FLOW INFORMATION

     The aggregate interest payments made by the Company were $104,891,000, $141,155,000 and $115,521,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

     The Company made federal and state income tax payments (net of refunds) of approximately $31,018,000, $12,494,000 and $12,620,000 in the years ended
December 31, 2001, 2000 and 1999, respectively.

  RECENT PRONOUNCEMENTS

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

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment of long-lived assets and of long-lived assets to be disposed of. This Statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001, and

                        ATLAS AIR, INC. AND SUBSIDIARIES
interim periods within those fiscal years. Management is reviewing the provisions of this statement and does not expect them to have a material effect on the Company's financial position or results of operations.

2. INVESTMENTS

     The Company invests excess cash in various available-for-sale securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires investments in debt and equity securities classified as available for sale be measured at fair market value and unrealized gains and losses recorded as a component of other comprehensive income. These securities were classified as held to maturity as of December 31, 2000. The following table sets forth the aggregate fair market value, book value (amortized/accreted cost) and unrealized gains/losses by major security type as of December 31, 2001 and 2000 (in thousands):

                                                        FAIR                    UNREALIZED
                  SECURITY TYPE                     MARKET VALUE   BOOK VALUE   GAIN (LOSS)
                  -------------                     ------------   ----------   -----------
DECEMBER 31, 2001:
CASH AND SHORT TERM INVESTMENTS:
  Asset backed securities.........................    $  2,266      $  2,248       $ 18
  Money market funds..............................      15,032        15,027          5
  Corporate bonds.................................      43,303        43,153        150
  Certificates of deposit.........................       4,490         4,490         --
  Commercial paper................................      35,275        34,982        293
  Euro bonds......................................      14,982        14,888         94
  Market auction preferreds.......................      15,513        15,513         --
  Municipal bonds.................................      22,025        22,025         --
  Corporate notes.................................      18,557        18,398        159
  Taxable auction securities......................       3,005         3,005         --
  US Government agencies..........................      17,105        17,042         63
  Cash and overnight investments..................     120,351       120,351         --
                                                      --------      --------       ----
          Total cash and short term investments...    $311,904      $311,122       $782
                                                      ========      ========       ====
OTHER INVESTMENTS:
     Guaranteed investment contracts..............    $ 41,100      $ 41,100       $ --
                                                      --------      --------       ----
          Total other investments (included in
            Deposits and other....................    $ 41,100      $ 41,100       $ --
                                                      ========      ========       ====
DECEMBER 31, 2000:
CASH AND SHORT TERM INVESTMENTS:
  Corporate bonds.................................    $ 29,284      $ 29,260       $ 24
  Commercial paper................................     128,376       128,406        (30)
  Taxable auction securities......................       7,500         7,500         --
  Municipal bonds.................................       8,850         8,850         --
  Market auction preferreds.......................     127,825       127,825         --
  US Government agencies..........................       6,999         7,000         (1)
  Corporate notes.................................      15,117        15,054         63
  Euro bonds......................................       2,233         2,230          3
  Cash and overnight investments..................     232,808       232,808         --
                                                      --------      --------       ----
          Total cash and short term investments...    $558,992      $558,933       $ 59
                                                      ========      ========       ====
OTHER INVESTMENTS:
  Guaranteed investment contracts.................    $ 41,100      $ 41,100       $ --
  US Government agencies..........................       6,002         6,000          2
  Corporate notes.................................      10,207        10,199          8
  Corporate bonds.................................      17,254        17,325        (71)
  Euro bonds......................................      14,316        14,286         30
                                                      --------      --------       ----
          Total other investments (included in
            Deposits and other)...................    $ 88,879      $ 88,910       $(31)
                                                      ========      ========       ====

                        ATLAS AIR, INC. AND SUBSIDIARIES

     Accrued interest on investments held at December 31, 2001 was approximately $1.9 million. Accrued interest on investments held at December 31, 2000 was approximately $3.0 million. Interest earned on these investments and related maturities are reinvested in similar securities.

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations and current maturities are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------   ----------
AFL III Term Loan Facility..................................  $213,149   $  264,353
Aircraft Credit Facility....................................    68,107       97,852
10 3/4% Senior Notes due 2005...............................   137,475      137,475
9 1/4% Senior Notes due 2008................................   152,853      152,837
9 3/8% Senior Notes due 2006................................   147,000      147,000
1998 EETCs..................................................    92,892      101,536
1999 EETCs..................................................    97,199      102,613
Other.......................................................    76,311       89,141
                                                              --------   ----------
                                                               984,986    1,092,807
Current maturities..........................................   (45,934)     (55,018)
                                                              --------   ----------
Long-term debt, net.........................................  $939,052   $1,037,789
                                                              ========   ==========

  AIRCRAFT CREDIT FACILITY

     In May 1996, Atlas Air entered into a revolving credit facility (the "Aircraft Credit Facility") with Goldman Sachs Credit Partners L.P., as Syndication Agent, and Bankers Trust Company ("BTCo"), as Administrative Agent. This revolving loan facility provides for the acquisition and conversion of flight equipment. In April 2000, Atlas Air amended its Aircraft Credit Facility with Deutsche Bank as successor to BTCo. to provide for a $175 million revolving credit facility with a three-year revolving period and a subsequent two-year term loan period. With respect to the aircraft currently financed under the Aircraft Credit Facility, the term loan period will be from April 25, 2003 to April 25, 2005 in the event that permanent financing has not been obtained for such flight equipment financed under the facility. Each borrowing is secured by a first priority security interest in the collateral flight equipment of that borrowing. At the time of each borrowing, Atlas Air must select either a Base Rate Loan (prime rate plus a spread), or a Eurodollar Rate Loan (Eurodollar rate plus a spread). Atlas Air selected the Eurodollar Rate Loan for substantially all borrowings in 1999, 2000 and 2001.

     In 2001, Atlas Air amended this Aircraft Credit Facility to include, among other items, a revision of its financial covenants, including the minimum interest coverage and maximum leverage ratios, and the addition of certain liquidity requirements. The ratio requirements were eased through 2002, to what management believes are achievable levels. Covenant tests are conducted quarterly, and further amendments may be necessary if financial performance falls short of expected levels. There can be no assurance that Atlas Air could successfully negotiate waivers or amendments to the Aircraft Credit Facility in the event that the financial covenants are not met. Failure to obtain such waivers or amendments would permit the lenders to accelerate payment of a substantial portion of our long term indebtedness, which would have a material adverse effect on Atlas Air. As part of the amendment, a new liquidity covenant was added that requires Atlas Air to maintain $200 million in cash and short-term investments. The amendment also included the requirement to prepay $7.6 million in outstanding debt and reduced the available amount to $140 million from

                        ATLAS AIR, INC. AND SUBSIDIARIES

$175 million. As of December 31, 2001, Atlas Air had $68.1 million outstanding under the Aircraft Credit Facility.

     Additional covenants with respect to the Aircraft Credit Facility require specific levels of insurance, as well as contain requirements regarding possession, maintenance, and lease or transfer of the flight equipment. Certain covenants applicable to Atlas Air include, among other restrictions, limitations on indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates and the conduct of business. Atlas Air is in compliance with all covenants.

  AFL III TERM LOAN FACILITY

     In April 2000, Atlas Air formed a wholly-owned subsidiary, Atlas Freighter Leasing III, Inc. (AFL III) for the purpose of entering into a $300 million term loan facility (the "AFL III Term Loan Facility") to refinance all of the aircraft and spare engines previously financed under the AFL Term Loan Facility and the AFL II Term Loan Facility, plus one aircraft previously financed under the Aircraft Credit Facility and three Boeing 747-400 spare engines owned by Atlas Air. As a result of this refinancing, Atlas Air has and will continue to experience lower interest rates and extended repayment terms as compared to the previous financings. The AFL III Term Loan Facility consists of Term Loan A in the amount of $165 million and Term Loan B in the amount of $135 million, for which interest is based on the Eurodollar rate plus a spread. Quarterly scheduled principal payments of $5.0 million and $1.7 million, respectively, commenced in July 2000 and increase over time to $9.1 million and $6.2 million, respectively, such that Term Loan A is to be fully paid in April 2005 and Term Loan B is to be fully paid in April 2006, with a final payment of $37.3 million. In September 2000, AFL III sold one aircraft financed under the AFL III Term Loan Facility, which released the lien on the aircraft and reduced the aggregate amount outstanding under the facility by $22.9 million.

     The AFL III Term Loan Facility is secured by a first priority interest in the ten subject aircraft, plus twelve spare engines, and is restrictive with respect to limitations on: indebtedness, liens, investments, contingent obligations, restricted junior payments, capital expenditures, amendments of material agreements, leases, transactions with shareholders and affiliates, and the conduct of business, among other restrictions.

     In 2001, the AFL III Term Loan Facility financial covenants were amended in the same manner as the Aircraft Credit Facility amendments. There can be no assurance that Atlas Air could successfully negotiate waivers or amendments to the AFL III Term Loan Facility in the event that the financial covenants are not met. Failure to obtain such waivers or amendments would permit the lenders to accelerate payment of a substantial portion of Atlas Air's long term indebtedness, which would have a material adverse effect on Atlas Air. The amendment also included a $23.7 million prepayment. This prepayment effectively prepaid amounts otherwise due in 2002, reducing scheduled 2002 payments from $42.0 million to $18.3 million. As of December 31, 2001, Atlas Air had approximately $213.1 million outstanding under the AFL III Term Loan Facility.

     The subsidiary structure of AFL III was designed for the purposes of providing additional credit protection to the lenders of AFL III. Atlas Air has intercompany lease agreements with AFL III for the use of the ten aircraft and twelve spare engines. As of March 2002, Atlas Air became aware of an administrative error which had caused certain intercompany rental payments which were payable between Atlas Air and the wholly owned AFL III subsidiary to go unpaid. The failure to make these intercompany transfers constituted a technical Event of Lease Default under the lease agreements between AFL III (the lessor) and Atlas Air, Inc. (the lessee) and a related Event of Default under the AFL III credit agreement. These unpaid amounts were subsequently transferred to the AFL III subsidiary in March 2002 at which point the events of default were remedied and Atlas Air became compliant with all covenants. At no time were either Atlas Air or AFL III in arrears with regards to any amounts of principal or interest due to external lenders.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  SENIOR NOTES

     In August 1997, Atlas Air consummated the offering of $150 million of unsecured 10 3/4% Senior Notes due 2005 (the "10 3/4% Senior Notes"). The proceeds from the offering of the 10 3/4% Senior Notes were used to, among other things, repay short-term indebtedness incurred to make pre-delivery deposits to Boeing for the purchase of 10 new freighter aircraft and for additional pre-delivery deposits as they become due.

     In April 1998, Atlas Air consummated the offering of $175 million of unsecured 9 1/4% Senior Notes due 2008 (the "9 1/4% Senior Notes") at 99.867%. The proceeds of the offering of 9 1/4% Senior Notes were used for general corporate purposes.

     In November 1998, Atlas Air consummated the offering of $150 million of unsecured 9 3/8% Senior Notes due 2006 (the "9 3/8% Senior Notes"). The proceeds of the offering of 9 3/8% Senior Notes were used for general corporate purposes, which included the redemption of the 12 1/4% Equipment Notes due 2002.

     In June 2000, Atlas Air completed a common stock offering for net cash proceeds of $104 million, a portion of which was used to repurchase $12.5 million of the 10 3/4% Senior Notes, $22.0 million of the 9 1/4% Senior Notes, and $3.0 million of the 9 3/8% Senior Notes.

     The Senior Notes are general unsecured obligations of Atlas Air, which rank pari passu in right of payment to any of Atlas Air's existing and future unsecured senior indebtedness. The Senior Notes are effectively subordinated, however, to all Atlas Air's secured indebtedness and to all indebtedness of its subsidiaries.

     Covenants with respect to the Senior Notes contain certain limitations on Atlas Air and its subsidiaries' ability to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, create restrictions on the ability of a subsidiary to pay dividends or make certain payments, sell or issue preferred stock of subsidiaries to third parties, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. Atlas Air is in compliance with all such covenants as of December 31, 2001.

     Interest on the Senior Notes accrue from their date of original issuance, and is payable semi-annually in arrears. The Senior Notes are redeemable, in whole or in part, at Atlas Air's option, at any time, on or after August 1, 2001 for the 10 3/4% Senior Notes, on or after April 15, 2003 for the 9 1/4% Senior Notes, and on or after November 15, 2002 for the 9 3/8% Senior Notes, initially at a premium of their principal amount, plus accrued interest, declining ratably to 100% of their principal amounts, plus accrued interest.

  1998 EETCS

     In February 1998, Atlas Air completed an offering of $538.9 million of pass-through certificates, also known as Enhanced Equipment Trust Certificates (the "1998 EETCs"). The 1998 EETCs are not direct obligations of, or guaranteed by, Atlas Air and are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the transaction were used to finance (through four leveraged leases and one secured debt financing) the first five new Boeing 747-400 freighter aircraft delivered to Atlas Air during the period July 1998 through December 1998. In connection with the secured debt financing, Atlas Air took ownership of the aircraft and executed equipment notes in the aggregate amount of $107.9 million with a weighted average interest rate of 7.6%. As of December 31, 2001, Atlas Air had $92.9 million outstanding under the 1998 EETCs.

     In November and December 1997, Atlas Air entered into three Treasury Note hedges, approximating $300 million of principal, for the purpose of minimizing the risk associated with fluctuations in the interest rates which were the basis for the pricing of the 1998 EETCs in January 1998. The effect of the hedge resulted

                        ATLAS AIR, INC. AND SUBSIDIARIES
in a deferred cost of $6.3 million, which is amortized over the approximate twenty-year life associated with this financing.

  1999 EETCS

     In April 1999, Atlas Air completed an offering of $543.6 million of Enhanced Equipment Trust Certificates ("1999 EETCs"). The 1999 EETCs are not direct obligations of, or guaranteed by, Atlas Air and therefore are not included in its consolidated financial statements until such time that it draws upon the proceeds to take delivery and ownership of an aircraft. The cash proceeds from the 1999 EETCs transaction were deposited with an escrow agent and were used to finance, (through one leveraged lease and four secured debt financings), five new Boeing 747-400 freighter aircraft delivered to Atlas Air. In connection with these secured debt financings, Atlas Air executed equipment notes in the aggregate amount of $325.1 million and $109.9 million in 1999 and 2000, respectively, with weighted average interest rates of 7.6%. Subsequently, Atlas Air entered into sale-leaseback transactions with respect to three of these aircraft, which reduced the aggregate amount of the equipment notes to $102.6 million. As of December 31, 2001, Atlas Air had $97.2 million outstanding under the 1999 EETCs.

  OTHER DEBT

     Other debt primarily consists of separate financings of two 747-200 freighter aircraft and one 747-300 freighter aircraft and capital leases on the flight simulator. (See Note 7). The weighted average interest rate for all other debt at December 31, 2001 was 8%, with terms ranging from one to eight years.

  FAIR VALUE OF LONG-TERM DEBT

     Based on current rates available for similar debt with similar maturities and security, the fair values of the Aircraft Credit Facility, AFL III Term Loan Facility and Other Debt at December 31, 2001, are estimated to be their carrying values. All of the Senior Notes and the EETCs are publicly traded. Based on published trading prices at December 31, 2001, the fair values of the Senior Notes and the EETCs are estimated to be as follows (in thousands):

                                                               FAIR VALUE
                                                               ----------
10 3/4% Senior Notes........................................    $125,102
9 1/4% Senior Notes.........................................     130,050
9 3/8% Senior Notes.........................................     122,010
1998 EETCs..................................................      77,962
1999 EETCs..................................................      81,935

  FIVE YEAR DEBT MATURITIES

     At December 31, 2001 principal repayments on long-term debt for the next five years were as follows (in thousands):

2002........................................................   $45,934
2003........................................................    98,241
2004........................................................   109,581
2005........................................................   222,921
2006........................................................   208,691
Thereafter..................................................   299,617

                        ATLAS AIR, INC. AND SUBSIDIARIES

4.  HEDGING ACTIVITY

     In September 1997, the Company entered into an interest rate swap for the purpose of hedging its floating rate debt. The notional amount of the interest rate swap at inception was $210 million, decreasing over a term of eight years. The Company pays a fixed interest rate of 5.72%, increasing .25% annually, and receives a floating interest rate based on 3-month LIBOR, whereby the net interest settles quarterly. For the quarterly interest period which included December 31, 2001, the notional amount was $114.5 million, the fixed interest rate was 6.5% and the 3-month LIBOR rate was 2.5%. While it is not the intention of the Company to terminate the interest rate swap, it is estimated that the Company would have had to pay approximately $6.5 million, based on published trading prices, to settle the interest rate swap at December 31, 2001.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS 133 on January 1, 2001, the Company recognized the fair value of the interest rate swap, net of tax, of $1.6 million as a charge to the income statement. The Company recognized the fair value of the interest rate swap, net of tax, of $1.6 million as a charge to the income statement. This amount is reflected as a cumulative effect of a change in accounting principle for the first quarter of 2001. Subsequent changes in the fair value of the swap are recognized in other income/(expense) under the heading "SFAS 133 fair value adjustment of interest rate swap". The fair value of the interest rate swap at December 31, 2001 was $6.5 million in favor of the counter party and is included in Other Liabilities .

5.  DEFERRED AIRCRAFT OBLIGATIONS

     In June 1997, the Company entered into the Boeing Purchase Agreement (see
Note 7) to purchase 10 new Boeing 747-400 freighter aircraft, with options to purchase up to ten additional Boeing 747-400 aircraft. The Boeing Purchase Agreement requires the Company to pay pre-delivery deposits in order to secure delivery of the Boeing 747-400 freighter aircraft and to defray a portion of the manufacturing costs. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations) for which the Company accrues and pays interest quarterly at 6-month LIBOR, plus 2.00%. Included in other liabilities as of December 31, 2001, was $136.0 million of Deferred Aircraft Obligations at a combined interest rate of 4.35%. The Company settled its Deferred Aircraft Obligations upon delivery of each of the first twelve Boeing 747-400 aircraft (including two exercised options), which were delivered in 1998, 1999 and 2000. In October 2000, the Company exercised options for four additional Boeing 747-400s to be delivered in 2002. Financing for the initial twelve aircraft was secured through the 1998 EETCs, 1999 EETCs and the 2000 EETCs. The Company expects to settle the balance of its Deferred Aircraft Obligations upon delivery of the four aircraft.

6.  INCOME TAXES

     The Company has net operating loss carryforwards of approximately $80,213,000 as of December 31, 2001, which will expire in 2021. The Company has generated approximately $51,253,000 of alternative minimum tax credit carryforwards which are available in subsequent years to reduce its regular tax liability subject to statutory limitations. All tax years of the Company that are statutorily open are subject to examination by the Internal Revenue Service ("IRS"), as well as state and local tax authorities. Currently,

                        ATLAS AIR, INC. AND SUBSIDIARIES
the fiscal year ended March 31, 1994, the short year ended December 31, 1994 and the calendar year ended December 31, 1995 are under examination by the IRS. The Company believes that it has adequately provided for all income tax liabilities and that final resolution of any IRS examination will not have a material effect on its financial position or results of operations.

     The provision for income taxes consisted of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
Current:
  Federal..............................................  $(16,950)  $41,496   $ 4,370
  State and local......................................    (1,009)    1,744       987
Deferred:
  Federal..............................................   (23,209)    8,253    31,363
  State and local......................................         9       775       836
                                                         --------   -------   -------
  (Benefit)/Provision for income taxes.................  $(41,159)  $52,268   $37,556
                                                         ========   =======   =======

     The provisions for income taxes were at rates different from the U.S. federal statutory rate for the following reasons:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Statutory federal income tax provision rate.................  35.00%   35.00%   35.00%
State and local income taxes, net of federal tax benefit....   1.00     1.00     1.00
Nondeductible and other items...............................   2.10     2.00     2.00
                                                              -----    -----    -----
  Effective tax provision rate..............................  38.10%   38.00%   38.00%
                                                              =====    =====    =====

     Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The net deferred income tax liability components are as follows (in thousands):

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........  $247,828   $250,231
Deferred tax assets:
  Tax benefit of net operating loss carryforwards...........    29,077         --
  Alternative minimum tax credits...........................    51,253     53,364
  Deferred lease financing gains and losses.................   112,625    118,479
  Other.....................................................     1,795      2,110
                                                              --------   --------
     Total deferred tax assets..............................   194,750    173,953
                                                              --------   --------
     Net deferred tax liability.............................  $ 53,078   $ 76,278
                                                              ========   ========

                        ATLAS AIR, INC. AND SUBSIDIARIES

7.  COMMITMENTS AND CONTINGENCIES

  AIRCRAFT/ REAL ESTATE LEASES

     Minimum annual rental commitments under capital leases and noncancellable aircraft and real estate operating leases with initial or remaining terms of more than one year ($ in thousands):

                                                            AIRCRAFT
                                                      --------------------   REAL ESTATE
                                                      CAPITAL   OPERATING     OPERATING
YEARS ENDING DECEMBER 31,                             LEASES      LEASES       LEASES
-------------------------                             -------   ----------   -----------
2002................................................  $ 1,768   $  164,348     $ 2,630
2003................................................    1,599      145,581       2,630
2004................................................    1,598      143,095       2,768
2005................................................    1,460      139,636       2,868
2006................................................       --      131,097       2,868
Thereafter..........................................       --    1,433,193      16,495
                                                      -------   ----------     -------
Total minimum lease payments........................  $ 6,425   $2,156,950     $30,259
                                                                ==========     =======
Less amounts representing interest..................     (912)
                                                      -------
Present value of future minimum capital lease
  payments..........................................    5,513
Less current obligations under capital lease........   (1,376)
                                                      -------
Long-term obligations under capital lease...........  $ 4,137
                                                      =======

     In addition to the above commitments, the Company leases engines under short-term lease agreements on an as needed basis.

     Capital leased assets cost, accumulated amortization, and capital lease liability balances of $5.8 million, $0.3 million, and $5.5 million, respectively, are included in flight equipment, accumulated depreciation, and current and long-term debt balances, respectively on the Company's consolidated balance sheet as of December 31, 2001.

     Aircraft and engine rental expenses, including short-term rentals, were $125,019,000, $79,134,000 and $51,173,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

     Real estate rental expenses were $5.7 million, $3.5 million and $2.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.

  BOEING PURCHASE AGREEMENT

     In June 1997, Atlas Air entered into the Boeing Purchase Agreement to purchase 10 new Boeing 747-400 freighter aircraft with options for 10 additional aircraft, all to be powered by GE engines. In February 1999, Atlas Air exercised options for two additional aircraft that were delivered in 2000, and in October 2000 Atlas Air exercised options for four additional aircraft for delivery in 2002. As a result of Atlas Air being a large purchaser of Boeing 747-400 freighter aircraft, it was able to negotiate from Boeing and GE a significant discount off the aggregate list price for the 16 Boeing 747-400 freighter aircraft, four installed engines per aircraft and additional spare engines. In addition, Atlas Air obtained certain ancillary products and services at advantageous prices. Due to production problems at Boeing, some of the 1998 delivery positions of the Boeing 747-400 aircraft were delayed. Atlas Air was compensated for these delays.

     During 2001, Atlas Air reached an agreement with Boeing to amend the delivery dates of the aircraft, whereby three of the aircraft are scheduled for delivery in 2002 and one aircraft in 2003. We have been in discussions with Boeing for a number of months in an effort to defer delivery of some or all of the aircraft

                        ATLAS AIR, INC. AND SUBSIDIARIES
scheduled for 2002. The Boeing Purchase Agreement requires that Atlas Air pay pre-delivery deposits to Boeing prior to the delivery date of each Boeing 747-400 freighter aircraft in order to secure delivery of the Boeing 747-400 freighter aircraft and to defray a portion of the manufacturing costs. Based on the current expected firm aircraft delivery schedule, Atlas Air expects the maximum total amount of pre-delivery deposits at any time outstanding will be approximately $162.4 million for the four aircraft to be delivered in 2002 and 2003. Upon each delivery, Boeing refunds Atlas Air the pre-delivery deposits associated with the delivered Boeing 747-400 freighter aircraft. In addition, the Boeing Purchase Agreement provides for a deferral of a portion of the pre-delivery deposits (Deferred Aircraft Obligations -- see Note 5) for which Atlas Air accrues and pays interest quarterly at 6-month LIBOR, plus 2.0%. As of December 31, 2001, there was $136.0 million of deferred aircraft obligations included in other liabilities, and the combined interest rate was approximately 4.35%.

     Atlas Air is currently in discussions with Boeing to have the 2002 aircraft delivered as late in the year as possible. Atlas Air does not currently have firm financing in place for any of the four Boeing 747-400 aircraft scheduled for delivery in 2002 and 2003. However, Atlas Air is currently in discussions with several sources for financing these aircraft. The inability to secure financing for the Boeing 747-400 deliveries could result in a default under the Boeing Purchase Agreement, which would permit Boeing to accelerate payments due under the Boeing Purchase Agreement. Such acceleration would cause a default in covenants of certain of the Company's indebtedness which would permit the lenders to accelerate payment of a significant portion of all indebtedness, which event would have a material adverse effect on the Company's financial position and results of operations. However, Boeing has made an offer to finance by sale-leaseback, each of the aircraft to be delivered in 2002, under terms which are more favorable to Boeing. If Atlas Air is unable to secure other financing more favorable to the Company, management believes it has the option to utilize the proposed Boeing financing.

  MAINTENANCE AGREEMENTS

     In June 1996, we entered into a ten-year engine maintenance agreement with GE for the engine maintenance of up to 15 aircraft powered by CF6-50E2 engines at a fixed rate per flight hour, subject to an annual formula increase. In December 1999, we entered into a ten-year maintenance agreement with MTU Maintenance Hanover, a subsidiary of Daimler Chrysler Aerospace, to provide regular maintenance at a fixed rate per flight hour for 43 engines, the majority of which were previously serviced under an agreement with KLM Royal Dutch Airlines.

     During the initial 36 month operating period, the Boeing 747-400 aircraft's airframe will be covered under manufacturer's warranties. As a result, the Company does not expect to incur significant maintenance expense in connection with the Boeing 747-400 airframe during the warranty period. In addition, the Boeing 747-400 airframe limited maintenance requirements will provide a higher operational reliability with lower maintenance costs during the early years of operation, typically for at least the first five years. The Company will incur expenses associated with routine daily maintenance of both the airframe and the engines. In July 1998, the Company entered into an agreement with Lufthansa Technik pursuant to which Lufthansa Technik provides all required maintenance for our initial order of twelve Boeing 747-400 aircraft, plus any additional Boeing 747-400 aircraft that we purchase pursuant to our option in the Boeing Purchase Agreement, on a fixed cost per flight hour basis for ten years, subject to an annual escalation adjustment. The Company may terminate the agreement in June 2003. In connection with an engine purchase agreement with GE, we have also entered into two agreements with GE to provide ongoing maintenance on the Boeing 747-400 aircraft engines at a fixed cost per flight hour, subject to an annual escalation adjustment.

                        ATLAS AIR, INC. AND SUBSIDIARIES

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain key employees. Such employment agreements provide for, among other things, base annual salary, certain bonuses, the grant of options to purchase common stock of the Company under the 1995 Stock Option Plan (see Note 13), and in certain circumstances severance benefits.

  LABOR

     All of our U.S. crew members are represented by unions. Collectively, these employees represent approximately 56% of our workforce as of December 31, 2001. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. Atlas Air and the Air Line Pilots Association (ALPA) are currently in negotiations in an effort to reach a revised tentative agreement under the direction for mediator appointed by the National Mediation Board (NMB). If Atlas Air is unable to negotiate a contract with its crew members, the Company may be subject to work interruptions and /or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill its obligations under ACMI contracts and other agreements and could have a material adverse effect on our financial condition and results of operations. (See Note 20.)

  FAA AIRWORTHINESS DIRECTIVES

     Under the Federal Aviation Administration's (the "FAA") Directives issued under its "Aging Aircraft" program, the Company is subject to extensive aircraft examinations and will be required to undertake structural modifications to its fleet to address the problem of corrosion and structural fatigue. As part of the FAA's overall Aging Aircraft program, it has issued Directives requiring certain additional aircraft modifications to be accomplished. The Company estimates that the modification costs per Boeing 747-200 and -300 ("Classics") aircraft will range between $2 million and $3 million. Fifteen aircraft in the Company's Classics fleet have already undergone the major portion of such modifications. The remaining nine Classics aircraft will require modification prior to the year 2013. Directives have been issued that require inspections and minor modifications to Boeing Classics aircraft. The newly manufactured Boeing 747-400 freighter aircraft were delivered to the Company in compliance with all existing FAA Directives at their respective delivery dates. It is possible that additional Directives applicable to the types of aircraft or engines included in the Company's fleet could be issued in the future, the cost of which could be substantial.

  LEGAL PROCEEDINGS

     During April 2001, Atlas Air reached an agreement with the ALPA to settle a lawsuit filed in May 1999 over the eligibility of the crew members to participate in Atlas Air's profit sharing plan, pursuant to the certification by the NMB that crew members had voted for representation by ALPA. The agreement reinstated the crew members to the profit sharing plan, subject to future contract negotiation, and provided for the distribution of withheld past profit sharing in an aggregate amount of $22.8 million to all eligible crewmembers. Atlas Air and ALPA also agreed to dismiss legal proceedings with prejudice and to bar any future legal claims as to crew members exclusion from the profit sharing plan.

     In May 2000, ALPA filed suit against the Company in the Southern District of Florida seeking to enjoin, as a violation of the Railway Labor Act, the establishment of an Atlas Air subsidiary in the United Kingdom to conduct overseas operations from London Stansted Airport. The Company believes the suit is without merit and intend to vigorously defend the action. This action is currently in the discovery phase.

                        ATLAS AIR, INC. AND SUBSIDIARIES

     During November 2001, Malaysian Airlines returned a leased aircraft to Atlas Air with one year remaining on the lease, claiming a contractual right to do so. Atlas Air vigorously disputes this interpretation of the contract. In January 2002, Atlas Air requested arbitration to settle the matter. Arbitration will take place in London during the second quarter of 2002. Atlas Air is claiming damages of approximately $26.5 million plus interest, and Malaysian Airlines has counterclaimed for $22.0 million plus interest claiming they were misled as to their ability to cancel the agreement. The Company believes the counterclaim is without merit. The arbitrator is likely to decide this matter in the fourth quarter of 2002 or the first quarter of 2003.

     While the Company is, from time to time, involved in litigation in the ordinary course of business, there are no other material legal proceedings pending against it or to which any of its property is subject.

8.  RELATED PARTY TRANSACTIONS

     A loan of up to $750,000, bearing interest at 5.87%, was extended in June 1996 to one officer for the purpose of constructing a residence. In May 1998, the Company forgave $500,000 of the principal, plus accrued interest. In June 1998 and March 1999, interest-free loans of $100,000 and $65,500, respectively, were extended to an officer of the Company, due on demand, subject to certain conditions and restrictions. In December 1999, the Company extended two interest-free bridge loans of $150,000 and $25,000 to an officer for the purpose of relocating that officer's residence from Colorado to New York, due no later than December 31, 2000. This loan was repaid in full to the Company in January 2001. As of December 31, 2001, the outstanding balance of officer demand loans, including accrued interest, was approximately $417,000.

     During the year ended December 31, 2001, Atlas Air declared and paid dividends totaling $39.8 million to Atlas Air Worldwide Holdings, Inc.

     During the fourth quarter of 2001, a vendor returned a deposit of $10.3 million to Atlas Air Worldwide Holdings, Inc. which should have properly been returned to Atlas Air, Inc. Therefore, an intercompany receivable of $10.3 million exists on Atlas Air, Inc.'s financial statements at December 31, 2001. This deposit was paid to Atlas Air, Inc. by Atlas Air Worldwide Holdings, Inc. in the first quarter of 2002.

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Accounts payable -- trade...................................  $ 13,895   $ 11,609
Accrued salaries and wages..................................     8,490     14,098
Accrued maintenance.........................................    14,878     35,899
Accrued interest............................................    22,706     25,030
Accrued expenses and other..................................    52,832     48,651
                                                              --------   --------
                                                              $112,801   $135,287
                                                              ========   ========

10.  SAVINGS AND RETIREMENT PLAN

     The Company implemented a 401(k) Retirement Plan (the "Plan") in June 1994, under which eligible employees may contribute up to 15% of their total pay. The Plan covers substantially all employees. Effective May 1, 1996, the Plan was amended to provide for Company contributions equal to 50% of the first 10% of contributions made by employees, for which the Company incurred an expense of $2,594,000, $2,881,000 and $2,262,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

                        ATLAS AIR, INC. AND SUBSIDIARIES

11.  BUSINESS SEGMENTS

     The Company operates in one business segment, which is to provide the common carriage of freight over various worldwide routes. The assets of the Company, principally flight equipment, support its entire worldwide transportation system and are not readily identifiable by geographic area. Property and equipment, other than flight equipment, located in foreign locations is not significant. Foreign sales accounted for 92%, 99% and 99% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. All foreign sales were U.S. dollar denominated.

12.  STOCKHOLDERS' EQUITY

  RECAPITALIZATION OF ATLAS AIR, INC.

     In February 2001, the Company announced the formation of a holding company, Atlas Air Worldwide Holdings, Inc. Atlas Air, Inc. has become a wholly owned subsidiary of the new entity. The holding company restructuring was accomplished through a merger under Section 251(g) of the Delaware General Corporation Law pursuant to which all stockholders of Atlas Air, Inc. at the effective time of the merger became stockholders of the new holding company. The new holding company trades under the same NYSE symbol "CGO," with the same CUSIP numbers Atlas Air traded under previously. The charter and by-laws of the new holding company are substantially the same as the charter and by-laws of Atlas Air and the directors of the holding company are the same as the current directors of Atlas Air. Pursuant to the recapitalization, there has been a change in the shareholders' equity of Atlas Air, Inc. The authorized shares of Atlas Air, Inc. were reduced from 50,000,000 to 1,000, and the issued shares were reduced from 38,227,757 to 100. All of the issued shares of Atlas Air, Inc. are now held by Atlas Air Worldwide Holdings, Inc. All options issued by Atlas Air that were outstanding at the date of the recapitalization were transferred to AAWH.

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

     In June 2000, the Company completed an offering of 3,465,000 shares of common stock for net proceeds of $103 million. Approximately $86 million and $10 million of the proceeds were used for the retirement of debt during the second and third quarters, respectively.

  OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive income for the twelve months ended December 31, 2001 was $0.5 million (net of tax). Other comprehensive income consisted of net unrealized gains on securities of $0.8 million for the twelve months ended December 31, 2001.

13.  STOCK-BASED COMPENSATION PLANS

  EMPLOYEE STOCK PURCHASE PLAN

     In 1995, the Company established an Employee Stock Purchase Plan (the "Stock Purchase Plan"). Employees eligible to participate in the Stock Purchase Plan are those who have completed at least one year of employment with the Company, but excluding employees whose customary employment is not more than five months in any calendar year or 20 hours or less per week. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors of the Company which determines the terms and conditions under which shares are offered and corresponding options granted under the Stock Purchase Plan

                        ATLAS AIR, INC. AND SUBSIDIARIES
for any Purchase Period, as defined in the Stock Purchase Plan. Employees may contribute up to 15% of their gross base compensation subject to certain limitations. The price per share at which the common stock is purchased pursuant to the Stock Purchase Plan is the lesser of 85% of the fair market value of the common stock on the first or last day of the applicable Purchase Period. The maximum number of shares of common stock which may be issued on the exercise of options purchased under the Stock Purchase Plan is 1,500,000 shares. Starting in 2001, the Employee Stock Purchase Plan is now administered by Atlas Air Worldwide Holdings, Inc.

  1995 STOCK OPTION PLAN

     In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), whereby employees may be granted options, incentive stock options, share appreciation rights, and restricted shares. The portion of the 1995 Plan applicable to employees is administered by the Compensation Committee of the Board of Directors of the Company which also establishes the terms of the awards. The 1995 Plan also provides for certain automatic grants of nonqualified stock options to non-employee directors which become exercisable on the date of grant and expire on the tenth anniversary of the date of grant. Originally, an aggregate of 2,700,000 shares were reserved for issuance in connection with awards and director's options under the 1995 Plan. Following shareholder approval, an additional 450,000 shares were reserved in 1997, an additional 750,000 shares were reserved in 1998 and an additional 2,800,000 shares were reserved in 2000. Starting in 2001, the 1995 Stock Option Plan is now administered by Atlas Air Worldwide Holdings, Inc.

  DIRECTOR STOCK PLAN

     In August 1996, the Company established the Director Stock Plan (the "Director Plan"), which provides the Company's non-employee directors the option to receive all or a portion of their quarterly remuneration in common stock instead of cash. The Director Plan was amended in February 1998 such that the first 25% of their quarterly remuneration must be received in the form of the Company's common stock. The number of shares received is determined by dividing the average price on the date of the first Board meeting of that quarter into the amount of compensation earned for the quarter which the non-employee director chooses not to receive in cash. The effective date of the Director Plan was January 1, 1997. Starting in 2001, the Director Stock Plan is now administered by Atlas Air Worldwide Holdings, Inc.

  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 2000 and 1999 (no fair value has been computed for 2001, because, due to the recapitalization of Atlas Air, Inc.,

                        ATLAS AIR, INC. AND SUBSIDIARIES

Company options are no longer issued -- see Footnote 12) , using the Black-Scholes pricing model and the following weighted average assumptions:

ASSUMPTIONS -- 1995 PLAN                                       2000      1999
------------------------                                      -------   -------
Risk-free interest rates....................................     6.16%     5.84%
Expected dividend yields....................................       --        --
Expected lives..............................................  5 years   5 years
Expected volatility.........................................    58.11%    56.80%

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's pro forma net income and pro forma net income per common share would have been reported as follows:

                                                               2000      1999
                                                              -------   -------
Net income (in thousands):
  As Reported...............................................  $85,259   $53,270
  Pro Forma.................................................  $80,263    49,804
Net income per common share (basic EPS):
  As Reported...............................................     2.33      1.56
  Pro Forma.................................................     2.20      1.45
Net income per common share (diluted EPS):
  As Reported...............................................     2.31      1.54
  Pro Forma.................................................     2.17      1.44

     A summary of stock option activity for the years ended December 31, 2000 and 1999 is presented in the table below:

                                                2000                          1999
                                     ---------------------------   ---------------------------
                                                     WEIGHTED                      WEIGHTED
                                                     AVERAGE                       AVERAGE
                                       SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                     ----------   --------------   ----------   --------------
Outstanding at beginning of year...   2,023,131       $22.45        2,392,122       $22.07
Granted............................     920,250        33.68          480,000        26.98
Exercised..........................    (281,811)       12.80         (661,487)       23.70
Forfeited..........................    (198,438)       25.03         (187,504)       24.73
                                     ----------                    ----------
Outstanding at end of year.........   2,463,132        27.55        2,023,131        22.45
                                     ==========                    ==========
Exercisable at end of year.........     996,192        24.03          540,131        16.04
Weighted average fair value of
  options granted..................  $    18.91                    $    15.01

     There were no options outstanding at December 31, 2001 due to the recapitalization of Atlas Air, Inc. -- (see Footnote 12).

14.  PROFIT SHARING PLAN

     Employees who have been employed by Atlas Air or its subsidiaries for at least twelve months as full-time employees are eligible to participate in the Profit Sharing Plan, which was adopted in 1994 by Atlas Air. The Profit Sharing Plan provides for payments to eligible employees in semiannual distributions based on the Company's pretax profits. Through 2001, the Company was obligated to make an annual profit sharing contribution of ten percent of the Company's pretax profits, which is defined as net income before taxes, but

                        ATLAS AIR, INC. AND SUBSIDIARIES
excluding (i) any income or loss related to charges or credits for unusual or infrequently occurring items or related to intangible assets, and (ii) extraordinary items. Annual profit sharing contributions may be in the form of cash or common stock of the Company. For the years 2001, 2000 and 1999, beginning with an employee's thirteenth month of employment, an employee was entitled to receive a guaranteed profit sharing payment of at least 10% of salary. The expense for the Profit Sharing Plan for the years ended December 31, 2001, 2000 and 1999 was $27,567,000, $5,290,000 and $4,488,000, respectively.
The 2001 profit sharing amount includes $22,815,000 resulting from the profit sharing settlement which restored profit sharing payments to flight crew members retroactive to April 1999. Beginning in 2002, the Profit Sharing Plan was revised to include, among other things, that profit sharing would no longer have a guaranteed component, but will be based upon the actual profits of Atlas Air.

15.  EFFECT OF THE EVENTS ON SEPTEMBER 11, 2001

     Immediately following the terrorist attacks on September 11, the Federal Aviation Administration (FAA) closed the U.S. airspace. The Company resumed operations on September 14, after the FAA order was rescinded. During the period in which the flight operations were suspended, the Company experienced contract revenue losses and incurred incremental expenses associated with crew and aircraft repositioning and added security measures.

     In January 2002, Atlas Air filed an amended claim for $29.0 million under the Air Transportation Safety and Stabilization Act, which provides direct compensation to the U.S. airlines for direct and incremental losses that resulted from the terrorist attacks for the September 11, 2001 through December 31, 2001 period. During the fourth quarter of 2001, Atlas Air recognized $24.7 million as a reduction to the operating expenses for the fourth quarter, representing 85% of the total claim. In October 2001, the Federal government paid Atlas Air $10.1 million as an initial payment of our claim under the Federal Air Transportation Safety and Stabilization Act, and in February 2002, Atlas Air received an additional $11.4 million. Payment of the balance of the claim is dependent upon finalization of the DOT rules and guidelines related to the audit of the claims that have been filed by the airlines. Since payment of claims under this Act are subject to a DOT audit, there can be no assurances that the balance will be paid by the DOT or that upon the audit of the claim the DOT will not seek to recover amounts already paid to Atlas Air.

16.  RESTRUCTURING CHARGE

     During the second quarter of 2001, the Company announced measures designed to respond to the current global economic environment and the corresponding decline in air cargo demand. Accordingly, during the second quarter the Company announced it would furlough 105 crewmembers and reduce its ground-staff workforce by 200 employees. Under the restructuring plan finalized by the Company in the second quarter of 2001, the affected employees received severance and termination benefits.

     In accordance with Emerging Issues Task Force (EITF) No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges", during the second quarter the Company recognized a liability for cost of termination benefits to be provided to involuntarily terminated employees and also recorded other liabilities associated with the restructuring. This restructuring charge of $3.9 million is included in the 2001 income statement under the caption "Restructuring and impairment". This liability has been reduced by $3.3 million representing primarily employee severance payments made since June 2001 and the liability of $0.6 million is shown under the caption "Accounts payable and other" on the consolidated balance sheet as of December 31, 2001. The total number of employees terminated through December 31, 2001 under the restructuring plan were 192.

                        ATLAS AIR, INC. AND SUBSIDIARIES

17.  AIRCRAFT HELD FOR SALE

     Due to the current and forecast global economic environment and the corresponding decline in air cargo demand, the Company restructured its operating business plan and decided to take six aircraft out of service and make them available for sale. These aircraft have been isolated from the rest of the fleet and the Company is marketing the aircraft. Subsequent to September 11, the Company experienced an increase in demand for charter services, both commercial and military. To respond to this demand, the Company utilized four of the six aircraft. However, the Company retains the flexibility to take the aircraft back out of service should a buyer be found or charter demand soften. The Company accounts for its aircraft in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, the aggregate carrying amount of the aircraft of $246.2 million was reduced to the expected net realizable value of $147.2 million, resulting in an impairment charge of $99.0 million. This charge was recorded in two quarters, prior to and post September 11, 2001. In the second quarter of 2001, the impairment charge was $54.1 million and during the fourth quarter 2001, an additional impairment charge of $44.9 million was recorded related to these six aircraft. The net realizable values of these aircraft were based on a market assessment of the value of the aircraft. The impairment charges are included in the 2001 income statement under the caption "Restructuring and impairment".

18.  SFAS 121 IMPAIRMENTS AND OTHER EXIT COSTS

     In conjunction with the closure of some of the Company's locations and employee layoffs, the Company recorded an impairment charge of approximately $0.7 million related to computer hardware and software and leasehold improvements at the closed locations. The charge represents the entire carrying value of these assets, as the Company believes that these assets have no resale value.

     The changed business environment resulted in a review of the Company's strategy related to the construction of its maintenance hangar at Miami International Airport. The Company recorded an impairment charge of $12.5 million in the second quarter to write off $8.6 million of costs currently capitalized and accrue for $3.9 million of costs related to site restoration and lease termination costs to discontinue the project. During the fourth quarter 2001, the reserve balance was reduced by $0.3 million due to site restoration work, the balance of the reserve of $3.6 million is shown under the caption "Accounts payable and accrued expenses" on the consolidated balance sheet as of December 31, 2001. The total impairment charge of $13.2 million is included in the 2001 income statement under the caption "Restructuring and impairment".

19. SUPPLEMENTAL QUARTERLY FINANCIAL DATA -- ($ IN THOUSANDS, EXCEPT EPS) (UNAUDITED)

                                                                                             INCOME BEFORE
                                                           INCOME BEFORE                EXTRAORDINARY ITEM AND
                                                         EXTRAORDINARY ITEM             CUMULATIVE EFFECT OF A
                                               INCOME      AND CUMULATIVE                CHANGE IN ACCOUNTING
                                               BEFORE    EFFECT OF A CHANGE                    PRINCIPLE          NET INCOME
                                  OPERATING    INCOME      IN ACCOUNTING        NET     -----------------------   ---------
                       REVENUE     INCOME      TAXES         PRINCIPLE        INCOME    BASIC EPS   DILUTED EPS   BASIC EPS
                       --------   ---------   --------   ------------------   -------   ---------   -----------   ---------
                                                                                           (1)          (1)          (1)
2001
First Quarter........  $180,312   $ 15,365    $ (1,576)       $      7        $(1,582)      --           --           --
Second Quarter.......   149,035    (71,912)    (87,627)        (49,022)       (49,022)      --           --           --
Third Quarter........   150,713      9,336      (9,859)         (4,211)        (4,211)      --           --           --
Fourth Quarter.......   207,249      9,183      (8,981)        (13,658)       (13,658)      --           --           --


                       NET INCOME
                       -----------
                       DILUTED EPS
                       -----------
                           (1)
2001
First Quarter........       --
Second Quarter.......       --
Third Quarter........       --
Fourth Quarter.......       --

                        ATLAS AIR, INC. AND SUBSIDIARIES

                                                                                             INCOME BEFORE
                                                           INCOME BEFORE                EXTRAORDINARY ITEM AND
                                                         EXTRAORDINARY ITEM             CUMULATIVE EFFECT OF A
                                               INCOME      AND CUMULATIVE                CHANGE IN ACCOUNTING
                                               BEFORE    EFFECT OF A CHANGE                    PRINCIPLE          NET INCOME
                                  OPERATING    INCOME      IN ACCOUNTING        NET     -----------------------   ---------
                       REVENUE     INCOME      TAXES         PRINCIPLE        INCOME    BASIC EPS   DILUTED EPS   BASIC EPS
                       --------   ---------   --------   ------------------   -------   ---------   -----------   ---------
                                                                                           (1)          (1)          (1)
2000
First Quarter........  $166,412   $ 43,176    $ 19,397        $ 12,019        $12,019     $.35         $.35         $.35
Second Quarter.......   191,783     58,400      30,666          19,013         19,013      .53          .53          .53
Third Quarter........   208,611     61,970      37,213          23,072         23,072      .61          .60          .61
Fourth Quarter.......   223,662     69,158      50,251          31,155         31,155      .82          .81          .82


                     NET INCOME
                       -----------
                       DILUTED EPS
                       -----------
                           (1)
2000
First Quarter........     $.35
Second Quarter.......      .53
Third Quarter........      .60
Fourth Quarter.......      .81

---------------

(1) No earnings per share data is provided for 2001 due to the recapitalization of Atlas Air, Inc. (see Footnote 12).

20. SUBSEQUENT EVENTS

     In April 1999, we received notification from the National Mediation Board
(NMB) that our Atlas Air crew members voted for representation by ALPA. On January 25, 2002 Atlas Air reached a tentative collective bargaining agreement on an initial contract with its crew members who are represented by ALPA. The tentative agreement which was subject to ratification by the crew members was not subsequently ratified. As a result, Atlas Air and ALPA have reconvened in an effort to reach a revised tentative agreement under the direction of a mediator appointed by the NMB.