Form 10-Q
period 2002-06-30
ATLAS AIR INC
filed 2002-08-05
CIK 941552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From            to

Commission file number 0-25732

Atlas Air, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1207329

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Westchester Ave. Purchase, NY	10577

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 701-8000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 18, 2002, Atlas Air, Inc. had 100 shares of $.01 par value Common Stock outstanding. All shares are held by Atlas Air Worldwide Holdings, Inc.

This report is available online at www.atlasair.com.

ATLAS AIR, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations- Three Months and Six Months Ended June 30, 2002 and 2001	3
Condensed Consolidated Balance Sheets- June 30, 2002 and December 31, 2001	4
Condensed Consolidated Statements of Cash Flows- Six Months Ended June 30, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	15
Signature	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Atlas Air, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues
Contracted services	$114,393	$144,507	$222,628	$305,155
Charter services	25,220	2,313	65,314	5,363
Other revenues	1,564	2,215	4,213	18,829

Total operating revenues	141,177	149,035	292,155	329,347
Expenses
Salaries, wages and benefits	27,173	26,863	53,944	57,022
Aircraft rents	36,584	31,035	68,406	62,421
Depreciation and amortization	20,295	20,469	41,602	40,655
Ground handling and airport fees	9,720	4,386	16,195	8,341
Maintenance, materials and repairs	39,039	32,247	74,873	61,655
Aircraft fuel	11,296	2,234	18,373	5,070
Pilot profit sharing settlement	—	—	—	22,815
Restructuring and impairment	7,850	71,214	7,850	71,214
Other operating expenses	22,554	32,499	44,757	56,701

Total operating expenses	174,511	220,947	326,000	385,894

Operating loss	(33,334)	(71,912)	(33,845)	(56,547)
Other Income (Expense)
Interest income	2,750	5,187	6,039	12,821
Interest expense	(18,651)	(24,271)	(43,244)	(49,648)
Interest capitalized	2,266	3,328	4,723	6,191
Change in hedge fair value	(871)	41	497	(2,020)

	(14,506)	(15,715)	(31,985)	(32,656)

Loss before income taxes and cumulative effect of a change in accounting principle	(47,840)	(87,627)	(65,830)	(89,203)
Income tax benefit	(17,965)	(38,605)	(24,884)	(40,188)

Loss before cumulative effect of a change in accounting principle	(29,875)	(49,022)	(40,946)	(49,015)
Cumulative effect of a change in accounting principle, net of applicable tax benefit of $933	—	—	—	(1,589)

Net Loss	$(29,875)	$(49,022)	$(40,946)	$(50,604)

The accompanying notes are an integral part of these financial statements.

Atlas Air, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	June 30,	December 31,
	2002	2001

Assets
Current Assets
Cash and cash equivalents	$156,911	$199,270
Short-term investments	99,816	112,634
Accounts receivable, (net of allowance of $26,903 and $19,060 respectively)	102,725	119,303
Due from affiliates	38,961	28,873
Income taxes receivable	—	23,848
Prepaid expenses and other	82,134	26,975

Total current assets	480,547	510,903
Property and Equipment
Flight equipment	1,533,885	1,565,691
Other	56,112	47,494
Less: accumulated depreciation	(344,009)	(317,360)

	1,245,988	1,295,825
Purchase deposits on flight equipment	52,067	51,982
Other Assets
Debt issuance costs (net of accumulated amortization of $22,158 and $20,373, respectively)	18,831	20,616
Deposits and other	54,486	60,763

Total assets	$1,851,919	$1,940,089

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$124,989	$112,801
Current maturities of long-term debt and capital lease obligations	72,727	45,934

Total current liabilities	197,716	158,735
Long-term debt and capital lease obligations, net of current maturities maturities	875,829	939,052
Deferred income taxes	28,761	53,078
Other liabilities, deferred gains and deferred credits	345,338	344,763
Stockholders’ Equity
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued	—	—
Additional paid-in capital	305,906	304,305
Accumulated other comprehensive income	120	494
Retained earnings	98,249	139,662

Total stockholders’ equity	404,275	444,461

Total liabilities and stockholders’ equity	$1,851,919	$1,940,089

The accompanying notes are an integral part of these financial statements

Atlas Air, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash Flow from Operating Activities:
Net loss	$(40,946)	$(50,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,602	40,655
Provision for doubtful accounts	7,827	10,151
Gain on sale of flight equipment	—	(15,241)
Amortization of debt issuance cost and lease financing (gains and losses)	1,785	(4,979)
Change in hedge fair value	(497)	4,542
Restructuring and impairment	7,850	63,439
Deferred income taxes	(24,317)	(52,084)
Change in operating assets and liabilities:
Accounts receivable and other	5,501	33,209
Deposits and other	8,548	3,466
Accounts payable and accrued liabilities	(4,119)	(96,727)

Net cash generated (used) for operating activities	3,234	(64,173)
Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits for flight equipment	(21,586)	(127,759)
Proceeds from sale of equipment and property	—	53,887
Purchase of investments	(15,131)	(54,526)
Maturity of investments	27,554	64,065

Net cash used for investing activities	(9,163)	(64,333)
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(36,430)	(64,074)
Issuance of common stock	—	43
Issuance of treasury stock	—	912
Purchase of treasury stock	—	(126)
Net proceeds from debt issuance and lease financing	—	681
Debt issuance costs and deferred lease costs	—	(2,711)

Net cash used for financing activities	(36,430)	(65,275)

Net decrease in cash	(42,359)	(193,781)
Cash at the beginning of period	199,270	493,723

Cash at end of period	$156,911	$299,942

The accompanying notes are an integral part of these financial statements.

Atlas Air, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Atlas Air, Inc. (Atlas or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company’s 2002 results continue to be adversely impacted by the current global economic recession, exacerbated by the September 11, 2001 terrorist attacks. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year due to the seasonality of our business. For further information, refer to the consolidated financial statements and footnotes thereto included in the Atlas Air, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Form 10-K”). Certain amounts from 2001 have been reclassified to conform with the 2002 presentation. Certain amounts have been reclassified in the second quarter of 2002.

2.     Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. These standards revise the rules related to the accounting for business combinations, goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS No. 142 states that goodwill and indefinite-lived assets are subject to impairment tests rather than amortization. In addition, intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. As the Company does not have any goodwill or other intangible assets, these pronouncements had no impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of this pronouncement and does not expect it to have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard addresses financial accounting and reporting for the impairment of long-lived assets and of long-lived assets to be disposed of. This Statement supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This standard is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. During the second quarter of 2001, we made available for sale six B747-200 aircraft. The Company has been unable to sell these aircraft as a result of poor economic conditions, particularly following the September 11, 2001 terrorist attacks. At the end of the second quarter of 2002, we completed a mark to market analysis. As a result of further market value erosion caused by excess B747 freighter capacity, we recorded an additional $7.9 million impairment charge in the second quarter to record the aircraft at lower of cost or market. We used third party appraisals to assess the current values of each specific aircraft. Due to the one year sale limitation provided under SFAS 144, these aircraft will be placed back into Held for Use status and depreciated beginning in July for the rest of their remaining life. We estimate the remaining life of the aircraft to range from 18 months to 13 years.

3.     Investments

The Company invests excess cash in various available-for-sale securities as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 115 requires investments in debt and equity securities classified as available for sale be measured at fair market value and unrealized gains and losses recorded as a component of other comprehensive income. These securities were classified as held to maturity as of June 30, 2002. The net unrealized gain on these investments was approximately $186,000 and $782,000 as of June 30, 2002 and December 31, 2001, respectively.

Accrued interest on investments held at June 30, 2002 was approximately $1.8 million. Accrued interest on investments held at December 31, 2001 was approximately $1.9 million. Interest earned on these investments and related maturities is reinvested in similar securities.

4.     Commitments and Contingencies

Boeing 747-400 Purchase Agreement

Atlas has exercised options to acquire six additional new aircraft from The Boeing Company, two of which were delivered in 2000 and one in June 2002. With respect to the remaining three aircraft, one was delivered in July 2002, one is scheduled for delivery in November 2002, and one is scheduled for delivery in October 2003. The Company has no obligations or commitments with respect to additional new aircraft deliveries beyond those noted above.

The Company has secured financing for the three 2002 deliveries: Boeing Capital will finance two aircraft, one of which has been completed, and one has been financed by GECAS. All three financings are 20 year operating leases.

Under the terms of the two Boeing Capital financings, $12 million in previously paid aircraft deposits will be returned to Atlas in the second half of the year.

Under the GECAS financing, there are no cash rent payments until April 2003. Payments are on an annual basis through 2018 and a periodic basis thereafter.

With respect to the October 2003 aircraft, Atlas is required to make a further $21.4 million in purchase deposits. Boeing has recently agreed to modify the payment profile of these deposits. Atlas had previously been required to pay $15.6 million in deposits in the second half of 2002 and a further $5.8 million in January of 2003. The entire $21.4 million is now payable in four equal installments between February and May 2003.

5.     Subsequent Event

Ratification of ALPA Agreement. On June 28, 2002, Atlas and the Airline Pilots Association (ALPA) reached a tentative agreement for a first labor contract covering our crewmembers. The contract was ratified by the crewmembers on July 29, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The table below sets forth selected operating data for the three and six months ended June 30, 2002.

Atlas Air, Inc. Operating Statistics
Quarter and Six Months Ended June 30, 2002 and 2001

	For the quarter ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Block Hours:
Atlas Air, Inc.	21,396	24,343	43,472	52,954
ACMI services	75%	98%	72%	97%
Hub services	11%	—	12%	—
Charter and other services	14%	2%	16%	3%
Dry Lease hours	1,569	1,089	2,700	2,254
Aircraft at end of period:(1)	38	37

(1)	Total Atlas aircraft include 6 parked aircraft and 4 aircraft that are dry-leased to other carriers.

Three Months Ended June 30, 2002 and 2001

Summary The Company recorded a net loss of $29.9 million, during the second quarter of 2002, which included an impairment charge of $7.9 million, and a $ 3.3 million bad debt expense for aged receivables greater than one year. This compares to a net loss of $49.0 million, for the same period in 2001, which also included a $71.2 million restructuring and impairment charge.

The Company’s second quarter 2002 revenues continue to be impacted by a difficult global economy and the residual effects of the September 11 terrorist attacks. In total, the Company’s operating revenues decreased $7.9 million, or 5.3 percent, in the second quarter of 2002 from the same period last year.

Contracted revenues decreased by 20.8 percent, or $30.1 million, in the second quarter of 2002 from the same period in 2001, as hub and new ACMI flying did not offset the 20.6 percent block hour decline in utilization and three non-renewed contracts. Three other customers representing 23.5 percent of contracted service revenue during the second quarter are due for renewal during the remainder of the year. Failure to renew these contracts or to find alternative uses for the dedicated aircraft could have a material adverse effect on our business and financial performance.

Charter revenues increased from $2.3 million to $25.2 million primarily due to increased US military charters, which are the highest unit revenues offered by Atlas. Military charters are awarded within 45 days in advance of flight, making forecasting difficult. There can be no assurance that the US Government will continue military missions at the same level in the future.

The Company’s operating expenses, decreased $46.4 million or 21.0 percent to $174.5 million, in the second quarter compared to the same period last year, driven largely by higher levels of all-inclusive flying for the US military, offset by lower restructuring and impairment charges.

Salaries, wages and benefits increased 1.2 percent, or $.3 million, to $27.2 million. On June 28, 2002, Atlas and the Airline Pilots Association (ALPA) reached a tentative agreement for a first labor contract. The contract was ratified by Atlas’ pilots on July 29, 2002, and had no financial impact on the Company’s second quarter results. Atlas’ pilot labor cost is estimated to increase by approximately 17 percent during the first year of the contract. Atlas’ pilot labor cost represents approximately 53.9% of the Company’s total labor cost.

Aircraft rents increased $5.5 million during the second quarter of 2002, as compared to 2001 due to the purchase of additional cargo capacity from a related third party. The Company has lease financing in place from Boeing Capital Aviation Services on a B747-400 that was delivered on June 30, 2002.

Ground handling and airport fees increased $5.3 million, primarily due to all-inclusive products such as the Partnership Program, Partial ACMI and Fractional ACMI. These all-inclusive products now account for approximately 25.0 percent of our consolidated block hours.

Maintenance expense increased 21.1 percent or $6.8 million principally due to higher expenses on the GE-powered B747-400 engine overhaul maintenance program. The B747-400 engine overhaul program is structured as a power by the hour program that has built-in escalation provisions that increase over a ten year period. The Company also recorded within the second quarter an additional $2.0 million for a contractual periodic reconciliation within our B747-200 fleet power by the hour contract with our overhaul service provider.

Since the majority of our military charter services and other all- inclusive products bear the risk of increased fuel cost, aircraft fuel expense increased $9.1 million, due primarily to volume increases.

The Company recorded a $7.9 million impairment charge on six B747 aircraft that were being held for sale. These aircraft now have book values equal to the lower of cost or market values and will be placed back into held for use status and depreciated to their estimated salvage value over their estimated remaining lives beginning in the third quarter.

Other operating expenses decreased 30.1 percent, or $9.9 million, due primarily to restructuring costs incurred in the three months ended June 30, 2001, partially offset by increases in crew travel and incidental costs, and higher insurance and bad debt expense. We recorded $3.3 million in bad debt expenses related to aged receivables greater than one year old. As a result of the September 11, 2001 terrorist attacks, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. The US Government has supplemented the commercial war-risk insurance until August 17, 2002 with a third party liability policy to cover losses to persons other than employees or passengers for renewable 60-day periods. In the event the insurance carriers reduce further the amount of insurance coverage available or the Government fails to renew war-risk insurance, the Company’s results of operations, financial position, or cash flows could be adversely impacted.

Interest income decreased $2.4 million, due primarily to decreases in interest rates and a decline in available cash balance. Interest expense decreased $5.6 million or 23.2 percent, resulting primarily from the decrease in the Company’s long-term debt and lower interest rates. Approximately one third of our long-term debt is LIBOR based. Capitalized interest decreased $1.1 million, due primarily to a decrease in interest rates, as the interest on the deferred portion of the purchase deposits are LIBOR-based and purchase deposits for flight equipment have been minimal since the same period in 2001.

The effective tax rate for the three months ended June 30, 2002 was 37.6 percent and reflects the provision in Congress’ economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change permits the Company to carry back 2001 and 2002 NOLs for five years, rather than two years, allowing the Company to recover its NOLs more quickly. The extended NOL carryback resulted in a $24 million refund during the second quarter.

Six Months Ended June 30, 2002 and 2001

Summary The Company recorded a net loss of $40.9 million, during the six months ended June 30, 2002, which included a $7.9 million impairment charge, and a $6.4 million bad debt expense for aged receivables greater than one year. This compares to a net loss of $50.6 million, for the same period in 2001, which also included a $71.4 million restructuring and impairment charge, and a pilot profit sharing settlement expense of $22.8 million.

The Company’s operating revenues decreased $37.2 million, or 11.3 percent, in the first six months of 2002 from the same period last year.

Contracted revenues decreased by 27.0 percent, or $82.5 million, in the first six months of 2002 from the same period in 2001 due to lower utilization and ACMI contracts that were not renewed. Charter revenues increased by $60.0 million primarily due to increased US military charters, which are the highest yielding service offered by Atlas. Military charters are awarded within 45 days in advance of flight, making forecasting difficult. There can be no assurance that the US Government will continue military missions at the same level in the future.

The Company’s operating expenses decreased $59.9 million, or 15.5 percent, to $326.0 million, in the first half of the year compared to the first half of 2001, driven largely by higher levels of all-inclusive flying for the US military, offset by lower restructuring and impairment charges, as well as a pilot profit sharing settlement recorded in 2001.

Salaries, wages and benefits decreased 5.4 percent, or $3.1 million, to $53.9 million, primarily due to pilot furloughs and ground staff reductions which occurred in the second quarter of 2001. On June 28, 2002, Atlas and ALPA reached a tentative agreement for a first labor contract. The contract has been ratified by Atlas’ crewmembers and has had no financial impact to date. In May 2001, the Company restored its profit sharing to pilots retroactive to April 1999, resulting in a 2001 settlement of $22.8 million. Atlas’ pilot labor cost represents approximately 54.2% of the Company’s total labor cost.

Aircraft rents increased $6.0 million primarily due to additional cargo capacity purchased from a related third party. The Company also has lease financing in place from Boeing Capital Aviation Services on a B747-400 that was delivered on June 30, 2002.

Ground handling and airport fees increased $7.9 million, primarily due to the inclusion of all-inclusive products such as the Partnership Program, Partial ACMI and Fractional ACMI. These all-inclusive products now account for approximately 28 percent of our consolidated block hours.

Maintenance expense increased $13.2 million, or 21.4 percent, primarily due to increased expenses on the GE-powered B747-400 engine overhaul maintenance program. The B747-400 engine overhaul program is structured as a power by the hour program that has built in escalation provisions that increase over a ten year period. The Company also recorded an additional $2.0 million for a contractual periodic reconciliation within our B747-200 fleet power by the hour contract with an overhaul service provider.

Since the majority of our military services and other all-inclusive products bear the risk of fuel cost, aircraft fuel expense increased $13.3 million, due primarily to volume increases.

During the second quarter of 2001, in response to global economic conditions and the corresponding decline in air cargo demand, we decided to make six aircraft, a combination of Boeing 747-200 and 300s, available for sale. As a result, and in accordance with then SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, we recorded a $54.1 million charge within the caption Restructuring and Impairments. We also made the decision to terminate our construction of the Miami hangar facility, which resulted in an impairment charge of $13.2 million, during the second quarter of 2001. Subsequently, in accordance with SFAS 144, we recorded an additional $7.9 million impairment charge during the second quarter of 2002 on the six B747 aircraft that were held for sale due to continuing erosion of aircraft values. These aircraft will be placed back into held for use status and depreciated down to their estimated salvage value over their estimated remaining lives beginning in the third quarter. Estimated depreciation expense for these six aircraft is expected to be $1.2 million per quarter.

Based on the events above, we also announced a pilot furlough of 105 crew members and reduced work staff of 200 other employees. Under the restructuring plan, the affected employees received severance and termination benefits resulting in a 2001 second quarter charge of $3.9 million. No expenses related to the restructuring have been incurred in 2002.

Other operating expenses decreased 21.1 percent, or $11.9 million, due primarily to restructuring charges in the six months ended June 30, 2001, partially offset by increases in travel and incidental costs, and higher insurance and bad debt expense. We recorded $6.4 million in bad debt expenses related to aged receivables greater than one year old during the current period. As a result of the September 11, 2001 events, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they have significantly increased the premiums for such coverage as well as for aviation insurance in general. The US Government has supplemented the commercial war-risk insurance until August 17, 2002 with a third party liability policy to cover losses to persons other than employees or passengers for renewable 60-day periods. In the event the insurance carriers reduce further the amount of insurance coverage available or the Government fails to renew war-risk insurance, the Company’s results of operations, financial position, or cash flows could be adversely impacted.

Interest income decreased $6.8 million, due primarily to decreases in interest rates and lower available cash balances. Interest expense decreased $6.4 million, or 12.9 percent, resulting primarily from the decrease in the Company’s long-term debt and lower interest rates. Approximately one third of our long-term debt is LIBOR based. Capitalized interest decreased $1.5 million, due primarily to a decrease in interest rates, as the interest on the deferred portion of the purchase deposits are LIBOR-based and purchase deposits for flight equipment have been minimal since the same period in 2001.

The effective tax rate for the six months ended June 30, 2002 was 37.8 percent and reflects the provision in Congress’ economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change permits the Company to carry back 2001 and 2002 NOLs for five years, rather than two years, allowing the Company to recover its NOLs more quickly. The extended NOL carryback resulted in a $24 million refund during the second quarter.

Cash Flows

Operating Activities: Net cash generated by operating activities for the six months ended June 30, 2002 was $3.2 million, including a $24 million refund from the IRS, compared to net cash used by operating activities of $64.2 million for the six months ended 2001. The cash flows from operating activities for the six months ended June 30, 2002 do not reflect non-cash reclassifications between property, plant and equipment and prepaid expenses of $30 million, and accrued liabilities and prepaid expenses of $32 million, both representing prepaid aircraft rent paid in previous periods.

Investing Activities: Net cash expenditures for investing activities of $9.2 million for the six-month period ended June 30, 2002 reflect capital expenditures of $21.6 million, partially offset by the net maturity of investments of $12.4 million. Net cash expenditures for investing activities of $64.3 million for the six month period ended June 30, 2001 reflect capital expenditures of $127.8 million, partially offset by proceeds from the sale of property and equipment of $53.9 million and net maturing investments of $9.5 million.

Financing Activities: Net cash used for financing activities of $36.4 million for the six month period ended June 30, 2002 consisted entirely of $36.4 million of payments on long term debt and capital lease obligations. Net cash used for financing activities of $65.3 million for the six months ended June 30, 2001 consisted primarily of $64.1 million of payments on long term debt and capital lease obligations, partially offset by net proceeds from issuance of common and treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect to fund our anticipated cash requirements (including payments of principal and interest on outstanding indebtedness, lease payments and capital expenditures, exclusive of aircraft acquisitions) from operating cash flow and our cash and short-term investments. At June 30, 2002, our cash and short term investments totaled $256.7 million. We generally fund the purchases of aircraft from external sources.

The contractual nature of our debt and lease obligations is such that first and third quarter payments are significantly larger than those in the second and fourth quarters. In addition, our business is highly seasonal, with peak revenue activity typically occurring in the second half of the year, particularly in the fourth quarter.

During the quarter, we amended the terms of Atlas’ Aircraft Loan Facility and its AFL III term loan (see Capital Structure). The amendments primarily focused on easing the minimum liquidity covenant through the end of the year. At quarter-end, Atlas cash and short-term investments equaled $256.7 million.

The amendments also revised the leverage and interest coverage ratios through December 31, 2002. These ratios, along with the net worth covenant, are considerably more restrictive than the amended liquidity covenant and as such, will be monitored closely. Should they prove too restrictive, we will work with the lead bank to obtain further amendments or waivers. In any event, Atlas will be required to consult with the lead bank and its bank group during the second half of 2002 in order to amend covenants for 2003 and beyond. There can be no assurance that the banks will agree to any such waivers or amendments should the 2002 covenants be revisited, or of a successful re-negotiation with respect to the 2003 covenants. A breach of any covenants under these facilities would permit the lender to declare the balance to be due and payable.

We are highly leveraged and have significant amounts of long-term financial obligations coming due over the next several years. At June 30, 2002 our outstanding long-term debt, including the current portion, measured $948.6 million and long-term lease obligations amounted to $3.0 billion. We believe that the current cash and short-term investment balances, together with cash flow from operations, are sufficient to meet our anticipated liquidity needs for the next twelve months. Based on the current conditions in the aviation industry and the global economy, however, positive cash flow from operations over a similar time frame cannot be assured. To the extent that operating cash flow and cash and investments on hand prove insufficient to fund planned operating activities, to service our debt and to meet our lease obligations, we would be required to sell assets and/or engage in refinancings to meet any such deficiency. There can be no assurance that any such refinancing or sale of assets could be realized, or on terms favorable to the company.

Capital Structure

The following table sets forth our long term debt (including current maturities) (dollars in thousands):

	At June 30, 2002	At December 31, 2001

AFL III Term Loan Facility	$213,149	$213,149
Aircraft Credit Facility	50,607	68,107
Senior Notes	437,335	437,328
EETCs	178,210	190,091
Other	69,255	76,311

	$948,556	$984,986

During the quarter, we amended the terms of Atlas’ Aircraft Credit Facility and its AFL III term loan. The amendments primarily focused on easing the minimum liquidity covenant through the end of the year. In addition, the leverage and interest coverage ratios were likewise amended through December 31, 2002. (see Liquidity and Capital Resources).

The amendments also reduced the available amount under the Aircraft Credit Facility from $140 million to the existing drawn amount of $50.6 million, and converted the drawn amount to a term loan; it additionally requires Atlas to pledge three previously unencumbered aircraft to the AFL III lenders. As part of these amendments, Atlas agreed to an increase in the interest rate on related borrowings by 50 basis points.

At June 30, 2002 Atlas was in compliance with the financial covenants contained in its credit agreements.

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

Revenue Recognition

Under our ACMI contracts and charter services, revenue is recognized in the financial statements for the actual block hours operated on behalf of a customer during a calendar month, unless the actual block hours are less than the minimum guaranteed hours under the contract, in which case revenue is recognized for minimum guaranteed hours. Some contracts contain a provision that allows customers to make up the shortfall in the minimum guaranteed hours over specified future months (measurement period). Under those contracts, revenue is recognized for the actual block hours flown and recognition of the shortfall in minimum guaranteed hours is deferred until either the shortfall has not been made up at the end of the measurement period or there is a fair degree of certainty during the measurement period that the cumulative shortfall will not be made up.

Planned Major Maintenance Activities

A significant portion of scheduled and unscheduled maintenance is contracted with three maintenance providers under long-term agreements pursuant to which monthly reserve payments are made to the providers based on flight-hours and such amounts are charged to expense. Other maintenance and repairs are charged to expense as incurred, except for significant airframe overhauls which are capitalized and charged to expense on a flight-hour basis and certain other major maintenance events which are capitalized and amortized over the corresponding life.

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

OUTLOOK

The September – December period is traditionally a period of peak activity in the global cargo market. All indications are that this year’s September – December period will be very active. The Company currently expects consolidated block hours for the third and fourth quarters to be significantly greater than those experienced during the first half of the year. All of the Company’s lines of business should show improved results, particularly its charter activities. As a result, the Company currently expects to reactivate three of the six aircraft currently parked by Atlas. Operating expenses will also increase due to incremental activity, the recently ratified pilot contract at Atlas, and maintenance on aircraft reactivated.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “believes,” and similar expressions are intended to identify forward-looking statements. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, block hour estimates for the remainder of the year, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As our traditional ACMI business model changes to a more risk- inherent product with hub services, including the Partnership Program, and expanded charter services, our results of operations are impacted more significantly by changes in the price of aircraft fuel. Aircraft fuel comprised 5.6% of our operating expenses during the first six months of 2002, compared to 4.4% for the full year 2001. We expect this expense to grow as our charter and other service operations become a larger portion of our business.

Based on our estimated fuel consumption for 2002, a 10% increase in the average price per gallon of aircraft fuel would increase our fuel cost by $5.6 million.

We are currently reviewing hedging strategies and may engage in future fuel hedging activities or fuel purchase commitments in order to manage the price and utilization of our fuel expense.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     On April 3, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 – Other Events, guidance regarding expected financial results for the first quarter and full-year 2002, expected cash balances at the end of the first quarter and at year-end 2002 and anticipated block hour distribution for the first quarter and full-year 2002.

     On April 26, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 4 – Changes in Registrant’s Certifying Accountant, the dismissal of Arthur Andersen LLP as the Company’s independent public accountants and the appointment of Ernst & Young LLP to so act.

     On May 30, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 – Other Events, that the National Mediation Board had released Atlas Air and its crewmembers from mediated negotiations with respect to a first labor contract covering the Company’s pilots and flight engineers.

     On June 14, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 – Other Events, guidance regarding expected financial results for the second quarter and full-year 2002 and an anticipated reduction in the Company’s second quarter block hours.

     On June 21, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 – Other Events, that an agreement had been reached with Atlas’ bank lenders to amend certain loan agreements for 2002.

     On June 28, 2002, Atlas Air filed a Current Report on Form 8-K reporting, under Item 5 – Other Events, that a tentative agreement had been reached with the Airline Pilots Association for a first labor contract covering the Company’s pilots and flight engineers.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air, Inc.

Date: August 5, 2002	By:	/s/ Douglas A. Carty Douglas A. Carty Senior Vice President and Chief Financial Officer

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Atlas Air, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

Dated: August 5, 2002	/s/ Richard H. Shulyer Richard H. Shuyler Chief Executive Officer

/s/ Douglas A. Carty Douglas A. Carty Chief Financial Officer